Form 10-K
period 2011-12-31
Alliance Petroleum Corp
filed 2012-03-08
CIK 1510949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ______

ALLIANCE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	333-172114	33-1219511
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

Suite 230 – 1130 West Pender Street
Vancouver BC V6E 4A4
(Address of principal executive offices)

(604) 638-1598
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of March 8, 2012, there were 14,092,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Alliance Petroleum Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Alliance”, “we”, “us,” or “our” are to Alliance Petroleum Corporation.

PART I

ITEM 1.  BUSINESS

Corporate History

We were incorporated in the State of Nevada on September 17, 2010 under the name Alliance Petroleum Corporation.  We are an exploration stage company engaged in the acquisition of interests and leases in developing and producing oil and natural gas wells.

Description of Business

We are currently in the exploration stage as an oil and gas exploration company and presently engaged in oil and gas activities in Saskatchewan, Canada. We intend to commence operations in oil & gas exploration and production industry. We plan to develop properties and any other prospects that we may acquire an interest in and we do not currently offer any products or services for sale. During the exploration and drilling process, if we determine that there are commercial quantities of oil and natural gas on our properties, we plan to produce the oil and natural gas and sell it at the wellhead. To date, we have not realized any revenues from our operations.

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  We intend to exercise our rights under the Lease Option Agreement to enter into the Petroleum Natural Gas Lease. The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan. The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company. As of December 31, 2011 the company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet.

We intend to build our business through the acquisition of exploration and producing oil and natural gas wells, interests and leases. Our business strategy is to keep acquiring interests in exploration and producing oil and gas properties with steady income and upside exploration potential.

Plan of Operation

Our specific goal is to receive revenue from operation of oil and gas wells. We intend to include in our portfolio additional interests in producing or exploration stage oil and gas properties with exploration potential. We also intend to hire a qualified geologist who will be responsible for performing due diligence on our future oil and gas property acquisitions. Our geologist will be employed on a contract basis and will be compensated in the form of commissions from revenue generated by our interests of our properties. Our plan of operations is as follows:

Over the next twelve months, we plan to take the following actions to expand our business operations:

1.
Over the next 2 months:  We plan to make a list of potential interests of oil and gas properties available for purchase. To do this we plan to conduct research online, attend trade shows and contact our associates in the oil and gas industry. We plan to have this list of properties completed after two months.

2.	Over the next 3-4 months: We plan to set up our office and acquire the necessary equipment to begin operations. Our sole officer and director will handle our administrative duties.

3.
Over the next 3-5 months:  We intend to gather and conduct due diligence on the potential properties available for purchase. To do this we plan to obtain the following documents for each property: investor presentation, property maps and reports. In our selection we plan to review the documents and contact the appropriate organizations to verify the reserves and ownerships of the properties. We may also hire someone to visit the property sites.

4.
Over the next 5-6 months:  We intend to hire a qualified geologist who will be responsible for conducting due diligence on our behalf on the oil and gas properties that we plan to purchase. Our geologist will be employed on a contract basis and will be compensated in the form of commissions from revenue generated by our interests of our properties.

5.	Over the next 7-10 months: We plan to purchase at least one more interest in producing oil or gas properties with steady income and upside exploration potential.

6.	After 10 months: We plan to keep searching for and acquiring interests in oil and gas properties with exploration potential.

We expect that working capital requirements will continue to be funded through the further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Further issuance of securities, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Future Oil and Gas Interests

Our search for oil and gas leases or interests in leases has been directed towards small and medium-sized oil and natural gas production companies and properties. For our initial property interest acquisitions, we are looking for low risk interests. During the next twelve months, we intend to include in our portfolio additional interests in producing or exploration stage oil and gas properties with exploration potential. As we continue the development of our portfolio of interests, we will be looking for properties and interests which have the following qualities:

•	At least developmental drilling in proven producing areas;
•	High performance of other wells in the area;
•	Good geological and engineering reports;
•	Diversified package of wells to be drilled
•	Significant additional production capacity through developmental drilling, recompletions and work overs;Further developmental potential;
•	In some cases, ability to assume operatorship or appointment of a known operator with relevant experience in the area.

Future Global Energy Demand:  The World will require 49 percent more energy in 2035 than in 2007.

There are significant risks associated with direct investing in oil and gas projects. However, we believe that direct investments in oil & gas can provide high potential returns and cash flow. There have been many new discoveries in oil and gas developmental technology, including faster drilling speeds, greater access to resources, better completion techniques and even turn-key drilling commitments for drilling deeper than 20,000 feet.   Oil and gas prices are now sufficiently high enough to warrant drilling deeper and spending more money to do it. Ten or more years ago, oil drilling was very risky, largely due to the probability of hitting a dry well. However, technology has come a long way since then. The latest techniques include the use of satellite mapping and horizontal drilling. This enables producers to locate and drill more effectively, thus reducing cost.

Significant oil and gas discoveries that are announced today often result from investments begun by companies as far back as a decade or more ago. Since the year 2000, our industry invested over 2 trillion dollars in U.S. capital projects to meet the growing demand for oil and natural gas.  The worldwide economic downturn, along with lower oil and natural gas prices and tight credit markets, caused some oil and natural gas producers to cut their capital budget plans in 2009. However, investments have since rebounded.

Competition

The major oil and gas companies have gone offshore as well as overseas to explore for big oil fields. The reasons for this is that there are fewer restrictions on offshore oil drilling, and there are more areas to choose from, compared to land drilling. The technology for offshore drilling has also improved exponentially, to the point where it becomes just as lucrative as land drilling. Many big companies have also gone overseas because of cheaper production in other countries. Larger companies drilling massive wells need vast amounts of equipment and resources to maintain them. Therefore, considerably cheaper overseas labor and equipment help keep costs down. Major refining companies have left behind millions of barrels of oil for independent producers to extract. As a result of the big corporations going offshore and overseas, most of their smaller domestic producing wells were left to independent producers. Our business strategy is to compete for acquiring interests in these smaller exploration and producing oil and gas properties with steady income and upside exploration potential.

We are a new and unestablished oil and gas company and have a weak competitive position in the industry. We compete with other oil and gas companies for financing and for the acquisition of new oil and gas interests and properties. Many of the oil and gas companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas interests or properties of merit, on exploration of their oil and gas properties, or on development of their oil and gas properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having oil and gas properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to acquire future oil and gas properties.

We will also compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas companies. The presence of competing junior oil and gas companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Principal Products and Services

We are currently an exploration stage company focused on the acquisition, development and production of oil and gas properties.  We do not currently offer any products or services for sale.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently do not utilize patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our property consists of office space located at Suite 230-1130 West Pender Street Vancouver BC V6E 4A4. We have leased this space starting February 1, 2012 for $5,000 per month.  The space we lease is utilized for general office purposes. It is our belief that our space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.  We do not currently own any real estate.

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  We intend to exercise our rights under the Lease Option Agreement to enter into the Petroleum Natural Gas Lease. The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan. The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company. As of December 31, 2011 the company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet.

ITEM 3.     LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     [REMOVED AND RESERVED]

None.

PART II

ITEM 5.     MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our shares of common stock do not trade on an exchange or on any over-the-counter market.

We intend to have our common stock be quoted on the OTC Bulletin Board.  If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(1) Is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and
(2) Securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Bulletin Board or be accepted for listing of our securities on the NASDAQ Capital Market.

Record Holders

As at March 8, 2012, an aggregate of 14,092,500 shares of our common stock were issued and outstanding and were owned by approximately 13 holders of record.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	7	5,595
Current Liabilities	10,070	1,800
Working Capital (Deficit)	(27,670)	(13,812)

Cash Flows

	December 31, 2011 $	December 31, 2010 $
Cash Flows from (used in) Operating Activities	2,412	(16,012)
Cash Flows from (used in) Investing Activities	(4,000)	-
Cash Flows from (used in) Financing Activities	-	17,607
Net Increase (decrease) in Cash During Period	(1,588)	1,595

Operating Revenues

During the years ended December 31, 2011 and 2010, the Company did not record any operating revenues.

Operating Expenses

During the year ended December 31, 2011, the Company incurred operating expenses and net loss totaling $13,858 compared with $13,812 for the year ended December 31, 2010.

Liquidity and Capital Resources

As at December 31, 2011, the Company had a cash balance of $7 and a working capital of $10,063 compared with a cash balance of $1,595 and working capital deficit of $3,795 at December 31, 2010.

Cash flow from Operating Activities

During the year ended December 31, 2011, the Company provided $2,412 of cash flow for operating activities compared with $16,012 used for the year ended December 31, 2010.

Cash flow from Investing Activity

During the years ended December 31, 2011 the company used $4,000 in investing activities compared to December 31, 2010 the Company did not incur any investing activities.

Cash flow from Financing Activities

During the year ended December 31, 2011, the Company was provided $Nil of cash flow from financing sources compared with $17,607 for the year ended December 31, 2010.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Alliance Petroleum Corporation
(An Exploration Stage Company)

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alliance Petroleum Corporation (An Exploration Stage Company)
Vancouver, BC

We have audited the accompanying balance sheets of Alliance Petroleum Corporation (An Exploration Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2011 and from September 17, 2010 (inception) through December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Petroleum Corporation as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
Houston, Texas
March 8, 2012

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$7	1,595
Accounts receivable	-	4,000

Total current assets	7	5,595

Total Assets	7	5,595

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Due to related party	$10,070	1,800

Total Current Liabilities	10,070	1,800

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
Authorized:
75,000,000 shares of common stock,
par value $0.001 per share
Issued and outstanding:	14,050	14,050
14,050,000 common shares
Additional paid in capital	3,557	3,557

Deficit accumulated during exploration stage	(27,670)	(13,812)

Total Stockholders' equity (deficit)	(10,063)	3,795

Total liabilities and stockholders' equity (deficit)	$7	5,595

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

		September 17,	September 17,
		2010	2010
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue
Revenue	$-	$-	$-
	-	-	-

Expenses
Accounting & Auditing	6,750	1,500	8,250
Legal fee	-	5,000	5,000
Management salaries	-	4,000	4,000
Impairment of mineral option	4,000	-	4,000
General and administrative	3,108	3,312	6,420

Total operating expenses	13,858	13,812	27,670

Net income/loss	$(13,858)	$(13,812)	$(27,670)

Loss per share - basic and fully diluted	$0.00	$0.00

Weighted average shares outstanding - basic and fully diluted	14,050,000	12,150,952

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
( An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Number of		Additional Paid in	Deficit Accumulated during exploration
	Shares	Amount	Capital	stage	Total

Balance as at September 17, 2010	-	$-	$-	$-	$-

Common stock issued for
cash at (CDN) $0.001 per
Share	10,000,000	10,000	(296)	-	9,704

Common stock issued for
cash at (CDN) $0.002 per
Share	4,050,000	4,050	3,853	-	7,903

Net loss	-	-	-	(13,812)	(13,812)

Balance at December 31, 2010	14,050,000	14,050	3,557	(13,812)	3,795

Net loss	-	-	-	(13,858)	(13,858)

Balance at December 31, 2011	14,050,000	14,050	3,557	(27,670)	(10,063)

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		September 17,	September 17,
		2010	2010
	Year Ended	(Inception) to	(Inception) to
	December 31	December 31,	December 31,
	2011	2010	2011

CASH USED FOR OPERATIONS

Net loss	(13,858)	(13,812)	(27,670)

Adjustment to reconcile net loss to net cash provided by (used for) operating activities
Impairment of mineral option	4,000	-	4,000

Changes in operating assets and liabilities
Accounts receivable	4,000	(4,000)	-
Due to related party	8,270	1,800	10,070
Cash provided by (used for) operating activities	2,412	(16,012)	(13,600)

Cash used for investing activities
Mineral lease option	(4,000)	-	(4,000)
Cash used for investing activities	(4,000)	-	(4,000)

Cash flow from financing activities

Common stock sold for cash	-	17,607	17,607

Cash provided by financing activities	-	17,607	17,607

Increase/(Decrease) in cash	(1,588)	1,595	7

Cash at the beginning of the period	1,595	-	-
CASH AT THE END OF THE PERIOD	7	1,595	7

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

Note 1 – Nature of business and basis of presentation

Alliance Petroleum Corporation (the Company) was incorporated on September 17, 2010, under the laws of the State of Nevada, for the purpose of conducting oil and gas exploration activities.

We are currently in the exploration stage as an oil and gas exploration company and presently engaged in limited oil and gas activities in Saskatchewan, Canada.  We intend to commence operations in oil & gas exploration and production industry.  We plan to develop properties and any other prospects that we may acquire an interest in and we do not currently offer any products or services for sale.  During the exploration and drilling process, if we determine that there are commercial quantities of oil and natural gas on our properties, we plan to produce the oil and natural gas and sell it at the wellhead.

Note 2 – Going concern

These financial statements for the year ended December 31, 2011 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent year ended December 31, 2011 we incurred a net loss of $13,858.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

The Company has not begun principal operations and as is common with an exploration stage company, the Company has had recurring losses during its exploration stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses

Note 3 – Summary of Significant Accounting Policies

Basis of presentation

The Company reports revenues and expenses using the accrual method of accounting for financial and tax reporting purposes. These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of estimates

Management uses estimates and assumption in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less and there were no cash equivalents as of December 31, 2011 or December 31, 2010.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
December 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011 and December 31, 2010. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

During 2011 fiscal year the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $23,671 for the year ended December 31, 2011, and will expire in the year 2035.

At December 31, 2011 the net deferred tax asset consisted of the following:

Net operating loss	$8,285

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
December 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Less: Valuation allowance	$(8,285)

Net deferred tax asset	$0

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of December 31, 2011, there were no potentially dilutive shares.

Stock-based compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign currency translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalent using  foreign exchange  rates  which  prevailed  at  the  balance sheet  date. Expenses  are translated  at average  rates of exchange during the period. Related translation adjustments are reported as a separate component of  stockholders' equity, whereas gains or  losses resulting  from foreign currency tractions are included in results of operations.

The Company's functional currency and its reporting currency is the United States dollar.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
December 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
December 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Impairment Policy

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group.  Oil and gas producing assets are evaluated for impairment at least annually at the end of every year.  If, upon review, the sum of undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to the estimated fair value.  Individual assets are grouped for impairment purposes at the lowest level of which these are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally on a field-by-field basis.  The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of the expected future cash flows using discount rates commensurate with the risks involved in the asset g group.  Long-lived assets committed by management for disposal are accounted for at the lower of amortized cost of fair value less cost to sell.

Oil and Gas accounting policy

The Company utilizes the full-cost method of accounting for oil and gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs whether the projects are successful or unsuccessful. The capitalized cost is then amortized into expense as the total reserves are produced. Capitalized costs, less accumulated amortization and related deferred income taxes, should be expensed when they exceed the cost center ceiling.

Reclassification Policy

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 4 – Mineral Lease Option

On January 14, 2011 we entered into a lease option agreement pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, we paid $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of December 31, 2011 the company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
December 31, 2011

Note 5 – Related party transactions

During the period ended December 31, 2010, the Company issued 10,000,000 common shares at (CDN) $0.001 per share to the Company's President for cash proceeds of $9,704.  At December 31, 2011, the Company owed $10,070 to the president and the director of the Company for funds advanced. This amount is unsecured, bears no interest and is payable on demand. Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

Note 6 – Share capital

We are authorized to issue 75,000,000 shares of common stock, par value $0.001 per share.  In October 2010, we issued 10,000,000 shares of common stock to our director.  Mr. Ijaz purchased such 10,000,000 shares at a purchase price of (CDN) $0.001 per share, for an aggregate purchase price of $9,704.  After the sale of 10,000,000 shares to Mr. Ijaz, the Company, in October 2010, sold an aggregate of 4,050,000 shares of common stock to 9 individual purchasers, each of whom paid (CDN) $0.002 per share, for an aggregate purchase price of $7,903.

Note 7 – Subsequent events

As of January 1, 2012 the company has entered into an Executive agreement with Khurram Ijaz to act as the Executive of the companies day to day operations on a monthly basis of $5,000 salary. Also as of February 1, 2012 the company has entered into an agreement with Mcc Meridian Capital Corp to lease out an office space for $5,000 on a monthly basis. Between February 8, 2012 to February 14, 2012 the company sold 42,500 shares at $0.20 for proceeds of $8,500.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") inInternal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2011, our internal control over financial reporting is not effective based on these criteria.

Changes in Internal Control and Financial Reporting

Our management, including our principal executive officer and principal financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.
2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Khurram Ijaz	26	CEO, CFO, President, Treasurer, Secretary and Director	September 17, 2010
Nathan Guan	23	Director	July 2, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.  Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Khurram Ijaz

Mr. Ijaz has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director since our inception on September 17, 2010. Since January 2009 he has planned the formation and operation of the Company. From October 2007 to January 2009, Mr. Ijaz worked as an aircraft maintenance engineer at Cascade Aerospace. From September 2005 to June 2007 Mr. Ijaz was a student studying aircraft maintenance engineering at British Columbia Institute of Technology (“BCIT”). Mr. Ijaz holds an Aircraft Maintenance Engineering Diploma, obtained from BCIT in 2007. These experiences, qualifications and attributes have led to our conclusion that Mr. Ijaz should be serving as a member of our Board of Directors in light of our business and structure.

Nathan Guan

Mr. Guan has served as one of our directors since July 2, 2011. Mr. Guan has been attending the University of British Columbia since 2007, and is majoring in the field of Mining Engineering and expecting to receive his B.S. in 2012.  From June 2010 to April 2011, Mr. Guan worked as a Junior Technician for Barrick Gold Corporation. Mr. Guan’s education background and experience in mining let to our conclusion that Mr. Guan should be serving as a member of our Board of Directors in light of our business and structure.

Identification of Significant Employees

We have no employees, other than Khurram Ijaz, one of our officer and director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)  A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.  Engaging in any type of business practice; or

iii.  Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.  Any Federal or State securities or commodities law or regulation; or

ii.  Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Khurram Ijaz
President, CEO, CFO, Secretary, Treasurer and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 8, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Khurram Ijaz(3) Suite 230-1130 West Pender Street Vancouver BC V6E-4A4	Common	10,000,000	71.1%
Nathan Guan (4) Suite 230-1130 West Pender Street Vancouver BC V6E-4A4	Common	0	0%
All Officers and Directors as a Group (2 Person)	Common	10,000,000	71.1%

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 14,092,500 issued and outstanding shares of common stock as of March 8, 2012.

(3)	Khurram Ijaz is the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director. His beneficial ownership includes 10,000,000 common shares.

(4)	Nathan Guan is a Director of the company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of December 31, 2011, Khurram Ijaz, the sole officer and one of the directors of the Company, has loaned the Company $10,070.  The loans are non-interest bearing and unsecured.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Khurram Ijaz is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$9,750	$3,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,750	$3,000

Audit Fees

During the fiscal years ended December 31, 2011, we incurred approximately $9,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV
ITEM 15.   EXHIBITS.

(a)	Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
10.1	Lease option agreement and petroleum and natural gas lease between the Company and William Steer dated January 14, 2011	Filed with the SEC on April 22, 2011 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE PETROLEUM CORPORATION

Dated: March 8, 2012	By:	/s/ Khurram Ijaz
Khurram Ijaz
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 8, 2012	By:	/s/ Khurram Ijaz
Khurram Ijaz
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.
No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.