Form 10-Q
period 2012-03-31
Alliance Petroleum Corp
filed 2012-05-09
CIK 1510949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

(604) 638-1598
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of May 9, 2012, there were 14,112,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Alliance Petroleum Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-Q to the  “Company”, “Alliance”, “we”, “us,” or “our” are to Alliance Petroleum Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three month’s period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALLIANCE PETROLEUM CORPORATION

(An Exploration Stage Company)

Financial Statements

(Expressed in US dollars)

March 31, 2012

(Unaudited)

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to the Financial Statements	8

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(unaudited)
Current Assets
Cash	$5,681	$7

Total current assets	5,681	7

Total Assets	$5,681	$7

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,000	$-
Due to related party	25,396	10,070
Notes payable	11,000	-
Total Current Liabilities	46,396	10,070

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
Authorized:
75,000,000 shares of common stock,
par value $0.001 per share
Issued and outstanding:	14,093	14,050
Common Shares: 14,092,500 as of March 31, 2012 and 14,050,000 as of December 31, 2011
Additional paid in capital	12,014	3,557

Deficit accumulated during exploration stage	(66,822)	(27,670)

Total Stockholders' equity (deficit)	(40,715)	(10,063)

Total liabilities and stockholders' equity (deficit)	$5,681	$7

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			September 17,
			2010
	3 months ended	3 months ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Revenue
Revenue	$-	$-	$-
	-	-	-

Expenses
Accounting & legal	3,000	1,575	11,250
Legal fee	10,500	-	15,500
Management salaries	15,000	-	19,000
Impairment of mineral option	-	-	4,000
General and administrative	652	19	7,072
Rental	10,000	-	10,000

Total operating expenses	39,152	1,594	66,822

Net income/loss	$(39,152)	$(1,594)	$(66,822)

Loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding -	14,065,110	14,050,000
basic and fully diluted

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			September 17,
			2010
	3 months ended	3 months ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
CASH USED FOR OPERATIONS

Net loss	$(39,152)	$(1,594)	$(66,822)

Adjustment to reconcile net loss to net cash
provided by (used for) operating activities
Impairment of mineral option	-	-	4,000

Changes in operating assets and liabilities
Accounts payable	10,000	-	10,000
Accounts receivable	-	4,000	-
Due to related party	15,326	-	25,396
Cash provided by (used for) operating activities	(13,826)	2,406	(27,426)

Cash used for investing activities
Mineral lease option	-	(4,000)	(4,000)
Cash used for investing activities	-	(4,000)	(4,000)

Cash flow from financing activities

Common stock sold for cash	8,500	-	26,107
Borrowings on debt	11,000	-	11,000
Cash provided by financing	19,500	-	37,107

Increase/(Decrease) in cash	5,674	(1,594)	5,681

Cash at the beginning of the period	7	1,595	-
CASH AT THE END OF THE PERIOD	$5,681	$1	$5,681

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)

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

Note 2 – Going concern

These financial statements for the period ended March 31, 2012 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent period ended March 31, 2012 we incurred a net loss of $39,152.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
March 31, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2012 and December 31, 2011. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

During 2011 fiscal year the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $62,823 for the period ended March 31, 2012, and will expire in the year 2035.

At March 31, 2012 the net deferred tax asset consisted of the following:

Net operating loss
$21,988

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
March 31, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Less: Valuation allowance
($21,988)

Net deferred tax asset
$0

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of March 31, 2012, there were no potentially dilutive shares.

Stock-based compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign currency translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalent using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency tractions are included in results of operations.

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
March 31, 2012
(Unaudited)

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
March 31, 2012
(Unaudited)

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

Note 4 – Mineral Lease Option

On January 14, 2011 we entered into a lease option agreement pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, we paid $4,000 on January 17, 2011 to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of December 31, 2011 the Company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet. As of April 30, 2012, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
March 31, 2012
(Unaudited)

Note 5 – Related Party Transactions

During the period ended December 31, 2010, the Company issued 10,000,000 common shares at (CDN) $0.001 per share to the Company's President for cash proceeds of $9,704.  At March 31, 2012, the Company owed $10,396 to the president and the director of the Company for funds advanced and $15,000 for management fees. These amounts are unsecured, bear no interest and are payable on demand. Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

Note 6 – Notes Payable

During the quarter ended March 31, 2012 the Company received $11,000 cash from Mcc Meridian Capital Corp. Also as of March 31, 2012 the Company owed $10,000 to Mcc Meridian Capital Corp for office rent fees due by the company. These amounts are unsecured, bear no interest and are payable on demand. Imputed interest was considered and found to be immaterial.

Note 7 – Share Capital

We are authorized to issue 75,000,000 shares of common stock, par value $0.001 per share.  In October 2010, we issued 10,000,000 shares of common stock to our director.  Mr. Ijaz purchased such 10,000,000 shares at a purchase price of (CDN) $0.001 per share, for an aggregate purchase price of $9,704.  After the sale of 10,000,000 shares to Mr. Ijaz, the Company, in October 2010, sold an aggregate of 4,050,000 shares of common stock to 9 individual purchasers, each of whom paid (CDN) $0.002 per share, for an aggregate purchase price of $7,903. In February 2012, the Company sold 42,500 shares to 3 individual purchasers at $0.20 for proceeds of $8,500.

Note 8 – Subsequent Events

As of between May 7, 2012 to May 8, 2012, the Company sold 20,000 shares at $0.20 for proceeds of $4,000.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  We intend to exercise our rights under the Lease Option Agreement to enter into the Petroleum Natural Gas Lease. The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan. The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company. As of December 31, 2011 the company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet. As of April 30, 2012, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

We intend to build our business through the acquisition of exploration and producing oil and natural gas wells, interests and leases. Our business strategy is to keep acquiring interests in exploration and producing oil and gas properties with steady income and upside exploration potential.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2012 Compared to the Three Month Period Ended March 31, 2011

Our net loss for the three month period ended March 31, 2012 was $39,152 compared to a net loss of $1,594 during the three month period ended March 31, 2011.  During the three month period ended March 31, 2012 and 2011, we did not generate any revenue.

During the three month period ended March 31, 2012, we incurred general and administrative expenses of $652 and professional fee of $13,500 and compared to $1,594 incurred during the three month period ended March 31, 2011. General and administrative and professional fee expenses incurred during the three month period ended March 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 14,065,110 for the three month period ended March 31, 2012.

Working Capital

	March 31, 2012 $	December 31, 2011 $
Current Assets	5,681	7
Current Liabilities	46,396	10,070
Working Capital (Deficit)	(66,822)	(27,670)

Cash Flows

	Three months ended March 31, 2012 $	Three months ended March 31, 2011 $
Cash Flows from (used in) Operating Activities	(13,826)	2,406
Cash Flows from (used in) Investing Activities	-	(4,000)
Cash Flows from (used in) Financing Activities	19,500	-
Net Increase (decrease) in Cash During Period	5,674	(1,594)

Operating Revenues

From the Company’s inception on September 17, 2010 to March 31, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended March 31, 2012, the Company incurred operating expenses of $39,152 compared with $1,594 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, the Company incurred a net loss of $39,152 compared to a net loss of $1,594 for the three months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had cash of $5,681 and total assets of $5,681 compared with $7 at December 31, 2011

At March 31, 2012, the Company had total liabilities of $46,396 compared with $10,070 at December 31, 2011.

The Company had a working capital deficit of $40,715 at March 31, 2012 compared with $10,063 at December 31, 2011.  The increase in working capital deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the period ended March 31, 2012, the Company used $13,826 of cash for operating activities compared with $2,406 of cash provided for operating activities during the period ended March 31, 2011.

Cash flow from Investing Activities

During the period ended March 31, 2012, the Company did not have any investing activities compared with the period ended March 31, 2011 where the Company incurred $4,000 for acquisition of an option on a Petroleum and Natural gas lease.

Cash flow from Financing Activities

During the period ended March 31, 2012, the Company received $19,500 in financing activities, compared with $nil received during the period ended March 31, 2011.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Controls and Procedures:
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No report required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. (Removed and Reserved).

No report required.

ITEM 5.  OTHER INFORMATION.

No report required.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE PETROLEUM CORPORATION
(Name of Registrant)

Date: May 9, 2012	By:	/s/ Khurram Ijaz
Name: Khurram Ijaz
Title: President, Chief Executive Officer and Chief Financial Officer