Form 10-K/A
period 2011-12-31
Alliance Petroleum Corp
filed 2012-06-18
CIK 1510949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

As of March 8, 2012, there were 14,092,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “10-K”), is to indicate by check mark that the registrant is a shell company (as defined in Exchange Act Rule 12-2 of the Exchange Act).  No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

ALLIANCE PETROLEUM CORPORATION

Dated: June 18, 2012	By:	/s/ Khurram Ijaz
Khurram Ijaz
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 18, 2012	By:	/s/ Khurram Ijaz
Khurram Ijaz
Director