Form 10-Q/A
period 2012-03-31
Alliance Petroleum Corp
filed 2012-06-18
CIK 1510949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  Yes  ☒  No ☐

As of May 9, 2012, there were 14,112,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “10-Q”), is to indicate by check mark that the registrant is a shell company (as defined in Exchange Act Rule 12-2 of the Exchange Act).  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

ALLIANCE PETROLEUM CORPORATION
(Name of Registrant)

Date: June 18, 2012	By:	/s/ Khurram Ijaz
Name: Khurram Ijaz
Title: President, Chief Executive Officer and Chief Financial Officer