Form 10-Q
period 2012-06-30
Alliance Petroleum Corp
filed 2012-08-09
CIK 1510949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  Yes ☒ No ☐

As of August 9, 2012, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

All references in this Form 10-Q to the  “Company”, “Alliance”, “we”, “us,” or “our” are to Alliance Petroleum Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the six month’s period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALLIANCE PETROLEUM CORPORATION

(An Exploration Stage Company)

Financial Statements

(Expressed in US dollars)

June 30, 2012

(Unaudited)

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to the Financial Statements	8

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2012	2011
	(unaudited)
Current Assets
Cash	$445	7

Total current assets	445	7

Total Assets	445	7

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Due to related party	$15,189	10,070

Total Current Liabilities	15,189	10,070

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Authorized: 75,000,000 shares of common stock, par value $0.001 per share Issued and outstanding: Common Shares: 14,550,000 as of June 30, 2012 and 14,050,000 as of December 31, 2011	14,551	14,050
Additional paid in capital	103,056	3,557

Deficit accumulated during exploration stage	(132,351)	(27,670)

Total Stockholders' equity (deficit)	(14,744)	(10,063)

Total liabilities and stockholders' equity (deficit)	$445	7

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATION

					September 17,
					2010
	3 months ended	3 months ended	6 months ended	6 months ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Revenue	$-	$-	$-	$-	$-
	-	-	-	-	-

Expenses
Accounting & legal	4,762	-	18,262	1,575	31,512
Management salaries	45,000	-	60,000	-	64,000
Impairment of mineral option	-	-	-	-	4,000
General and administrative	767	18	1,419	37	7,839
Rental	15,000	-	25,000	-	25,000

Total operating expenses	65,529	18	104,681	1,612	132,351

Net income/loss	$(65,529)	$(18)	$(104,681)	$(1,612)	$(132,351)

Loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$

Weighted average shares outstanding – basic and fully diluted	14,261,242	14,050,000	14,163,801	14,050,000

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			September 17,
			2010
	6 months ended	6 months ended	(Inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
CASH USED FOR OPERATIONS

Net loss	(104,681)	(1,612)	(132,351)

Adjustment to reconcile net loss to net cash
provided by (used for) operating activities
Impairment of mineral option	-	-	4,000

Changes in operating assets and liabilities
Accounts receivable	-	4,000	-
Due to related party	5,119	31	15,189
Cash provided by (used for) operating activities	(99,562)	2,419	(113,162)

Cash used for investing activities
Mineral lease option	-	(4,000)	(4,000)
Cash used for investing activities	-	(4,000)	(4,000)

Cash flow from financing activities

Common stock sold for cash	100,000	-	117,607
Borrowing of debts	-	-	-
Cash provided by financing	100,000	-	117,607

Increase/(Decrease) in cash	438	(1,581)	445

Cash at the beginning of the period	7	1,595	-
CASH AT THE END OF THE PERIOD	445	14	445

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2012
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

Note 2 – Going concern

These financial statements for the period ended June 30, 2012 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent period ended June 30, 2012 we incurred a net loss of $65,529.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

The Company has not begun principal operations and as is common with an exploration stage company, the Company has had recurring losses during its exploration stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash and cash equivalents as of June 30, 2012 and December 31, 2011.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
June 30, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2012 and December 31, 2011. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

During 2011 fiscal year the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $132,351 for the period ended June 30, 2012, and will expire in the year 2035.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
June 30, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

At June 30, 2012 the net deferred tax asset consisted of the following:

Net operating loss	$132,351

Less: Valuation allowance	$(132,351)

Net deferred tax asset	$0

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of June 30, 2012, there were no potentially dilutive shares.

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
June 30, 2012
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

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
June 30, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Commitment and Contingencies

On February 1, 2012 Alliance Petroleum Corporation entered into a lease agreement with Mcc Meridian Capital Corp, a British Columbia Corporation.  Under the lease agreement 1,000 square feet of finished office space is provided. The term of the lease is 1 year from commencement date. The rent for the lease per month is $5,000, payable on the first day of each month.

On January 1, 2012 Alliance Petroleum Corporation entered into an executive agreement with Khurram Ijaz.  The term of the executive agreement is 1 year from commencement date.  The company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month.

Note 5 – Mineral Lease Option

On January 14, 2011 we entered into a lease option agreement pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, we paid $4,000 on January 17, 2011 to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of December 31, 2011 the Company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet.As of April 30, 2012, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
June 30, 2012
(Unaudited)

Note 6 – Related Party Transactions

During the period ended December 31, 2010, the Company issued 10,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $9,704.  At June 30, 2012, the Company owed $15,000 to the president and the director of the company for management fees and $189 for funds advanced. These amounts are unsecured, bear no interest and are payable on demand. Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

On January 1, 2012 Alliance Petroleum Corporation entered into an executive agreement with Khurram Ijaz.  The term of the executive agreement is 1 year from commencement date.  The company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month.

Note 7 – Notes Payable

During the quarter ended June 30, 2012 and year ended December 31, 2011 the Company owned $nil notes payable.  The company had borrowed $11,000 from Mcc Meridian Capital Corp, which was repaid back in the quarter ended June 30, 2012.

Note 8 – Share Capital

We are authorized to issue 75,000,000 shares of common stock, par value $0.001 per share.  In October 2010, we issued 10,000,000 shares of common stock to our director.  Mr. Ijaz purchased such 10,000,000 shares at a purchase price of  $0.001 per share, for an aggregate purchase price of $9,704.  After the sale of 10,000,000 shares to Mr. Ijaz, the Company, in October 2010, sold an aggregate of 4,050,000 shares of common stock to 9 individual purchasers, each of whom paid $0.002 per share, for an aggregate purchase price of $7,903. Between February 2012, and June 2012 the Company sold 500,000 shares to 24 individual purchasers at $0.20 for proceeds of $100,000.

Note 9 – Subsequent Events

The Company has determined that there were no subsequent events up to and including the date of the issuance of these financial statements that warrant disclosure or recognition in the financial statements.

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

Three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011.

Our net loss for the three months period ended June 30, 2012 was $65,529 compared to a net loss of $18 during the three month period ended June 30, 2011.  Our net loss for the six months period ended June 30, 2012 was $104,681 compared to a net loss of $1,612 during the six month period ended June 30, 2011.  During the three month and six month period ended June 30, 2012 and 2011, we did not generate any revenue.

During the three months period ended June 30, 2012, we incurred general and administrative expenses of $767 and professional fee of $4,762 compared to $18 incurred in general and administrative expenses and $nil in professional fees incurred during the three months period ended June 30, 2011. During the six months period ended June 30, 2012, we incurred general and administrative expenses of $1,419 and professional fee of $18,262 compared to $37 incurred in general and administrative expenses and $1,575 in professional fees incurred during the six months period ended June 30, 2011.  General and administrative and professional fee expenses incurred during the three and six month period ended June 30, 2012 and June 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 14,163,801 for the six month period ended June 30, 2012 and 14,261,242 for the three month period ended June 30, 2012.

Working Capital

	June 30, 2012 $	December 31, 2011 $
Current Assets	445	7
Current Liabilities	15,189	10,070
Working Capital (Deficit)	(14,744)	(10,063)

Cash Flows

	Six months ended June 30, 2012 $	Six months ended June 30, 2011 $
Cash Flows from (used in) Operating Activities	(99,562)	2,419
Cash Flows from (used in) Investing Activities	-	(4,000)
Cash Flows from (used in) Financing Activities	100,000	-
Net Increase (decrease) in Cash During Period	438	(1,581)

Operating Revenues

From the Company’s inception on September 17, 2010 to June 30, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended June 30, 2012 the Company incurred operating expenses of $65,529 compared with $18 for the three months ended June 30, 2011.  During six months ended June 30, 2012 the company incurred operating expenses of $104,681compared with $1,612 for the six months ended June 30, 2011.

During the three months ended June 30, 2012 the Company incurred a net loss of $65,529 compared with $18 for the three months ended June 30, 2011.  During six months ended June 30, 2012 the company incurred a net loss of $104,681compared with $1,612 for the six months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, the Company had cash of $445 and total assets of $445 compared with $7 at December 31, 2011.

At June 30, 2012, the Company had total liabilities of $15,189 compared with $10,070 at December 31, 2011.

The Company had a working capital deficit of $14,744 at June 30, 2012 compared with $10,063 at December 31, 2011.  The increase in working capital deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the period ended June 30, 2012, the Company used $99,562 of cash for operating activities compared with $2,419 of cash provided for operating activities during the period ended June 30, 2011.

Cash flow from Investing Activities

During the period ended June 30, 2012, the Company did not have any investing activities compared with the period ended June 30, 2011 where the Company incurred $4,000 for acquisition of an option on a Petroleum and Natural gas lease.

Cash flow from Financing Activities

During the period ended June 30, 2012, the Company received $100,000 in financing activities, compared with $nil received during the period ended June 30, 2011.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
____________
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

ALLIANCE PETROLEUM CORPORATION
(Name of Registrant)

Date: August 9, 2012	By:	/s/ Khurram Ijaz
Khurram Ijaz
President, Chief Executive Officer and Chief Financial Officer