Form 10-Q
period 2012-09-30
Alliance Petroleum Corp
filed 2012-10-17
CIK 1510949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 17, 2012, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

All references in this Form 10-Q to the  “Company”, “Alliance”, “we”, “us,” or “our” are to Alliance Petroleum Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the nine month’s period ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALLIANCE PETROLEUM CORPORATION

(An Exploration Stage Company)

Financial Statements

(Expressed in US dollars)

September 30, 2012

(Unaudited)

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to the Financial Statements	8

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2012	2011
	(unaudited)
Current Assets
Cash	$10	7

Total current assets	10	7

Total Assets	10	7

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Due to related party	$32,777	10,070

Total Current Liabilities	32,777	10,070

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
Authorized:
75,000,000 shares of common stock,
par value $0.001 per share
Issued and outstanding:	14,551	14,050
Common Shares: 14,550,000 as of September 30, 2012 and 14,050,000 as of December 31, 2011
Additional paid in capital	103,056	3,557

Deficit accumulated during exploration stage	(150,374)	(27,670)

Total Stockholders' equity (deficit)	(32,767)	(10,063)

Total liabilities and stockholders' equity (deficit)	$10	7

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	3 months ended	3 months ended	9 months ended	9 months ended	September 17, 2010 (Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Revenue	$-	$-	$-	$-	$-
	-	-	-	-	-

Expenses
Accounting & legal	1,500	5,175	19,762	6,750	33,012
Management salaries	15,000	-	75,000	-	79,000
Impairment of mineral option	-	-	-	-	4,000
General and administrative	1,523	1,755	2,942	1,792	9,362
Rental	-	-	25,000	-	25,000

Total operating expenses	18,023	6,930	122,704	8,542	150,374

Net income/loss	$(18,023)	$(6,930)	$(122,704)	$(8,542)	$(150,374)

Loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and fully diluted	14,550,000	14,050,000	14,293,949	14,050,000

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			September 17,
			2010
	9 months ended	9 months ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
CASH USED FOR OPERATIONS

Net loss	(122,704)	(8,542)	(150,374)

Adjustment to reconcile net loss to net cash provided by (used for) operating activities
Impairment of mineral option	-	-	4,000

Changes in operating assets and liabilities
Accounts receivable	-	4,000	-
Due to related party	22,707	6,957	32,777
Cash provided by (used for) operating activities	(99,997)	2,415	(113,597)

Cash used for investing activities
Mineral lease option	-	(4,000)	(4,000)
Cash used for investing activities	-	(4,000)	(4,000)

Cash flow from financing activities

Common stock sold for cash	100,000	-	117,607
Cash provided by financing	100,000	-	117,607

Increase/(Decrease) in cash	3	(1,585)	10

Cash at the beginning of the period	7	1,595	-
CASH AT THE END OF THE PERIOD	10	10	10

The accompanying notes are an integral part of these financial statements

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2012
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

Note 2 – Going concern

These financial statements for the period ended September 30, 2012 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent period ended September 30, 2012 we incurred a net loss of $122,704.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
September 30, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of September 30, 2012 and December 31, 2011.

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2012 and December 31, 2011. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

During 2011 fiscal year the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
September 30, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

carry forward is approximately $150,374 for the period ended September 30, 2012, and will expire in the year 2035.

At September 30, 2012 the net deferred tax asset consisted of the following:

Net operating loss
$150,374

Less: Valuation allowance
($150,374)

Net deferred tax asset
$0

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of September 30, 2012, there were no potentially dilutive shares.

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

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
September 30, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

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

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
September 30, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Commitment and Contingencies

On February 1, 2012 Alliance Petroleum Corporation entered into a lease agreement with Mcc Meridian Capital Corp, a British Columbia Corporation.  Under the lease agreement 1,000 square feet of finished office space is provided. The term of the lease is 1 year from commencement date. The rent for the lease per month is $5,000, payable on the first day of each month.  On July 1, 2012 Alliance Petroleum Corporation terminated the lease agreement with Mcc Meridian Capital Corp, a British Columbia Corporation. Mcc Meridian Capital Corp had been paid for all the other months the office space was rented for.

On January 1, 2012 Alliance Petroleum Corporation entered into an executive agreement with Khurram Ijaz.  The term of the executive agreement is 1 year from commencement date.  The Company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month.

ALLIANCE PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Financial Statement
September 30, 2012
(Unaudited)

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

Note 6 – Related Party Transactions

During the period ended December 31, 2010, the Company issued 10,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $9,704.  At September 30, 2012, the Company owed $30,000 to the president and the director of the company for management fees and $2,777 for funds advanced. These amounts are unsecured, bear no interest and are payable on demand. Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

On January 1, 2012 Alliance Petroleum Corporation entered into an executive agreement with Khurram Ijaz.  The term of the executive agreement is 1 year from commencement date.  The company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month.

Note 7 – Notes Payable

During the quarter ended September 30, 2012 and year ended December 31, 2011 the Company owned $nil notes payable.  The company had borrowed $11,000 from Mcc Meridian Capital Corp, which was repaid back in the quarter ended June 30, 2012.

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

Three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011.

Our net loss for the three months period ended September 30, 2012 was $18,023 compared to a net loss of $6,930 during the three month period ended September 30, 2011.  Our net loss for the nine months period ended September 30, 2012 was $122,704 compared to a net loss of $8,542 during the nine month period ended September 30, 2011.  During the three month and nine month period ended September 30, 2012 and 2011, we did not generate any revenue.

During the three months period ended September 30, 2012, we incurred general and administrative expenses of $1,523 and professional fee of $1,500 compared to $1,755 incurred in general and administrative expenses and $5,175 in professional fees incurred during the three months period ended September 30, 2011. During the nine months period ended September 30, 2012, we incurred general and administrative expenses of $2,942 and professional fee of $19,762 compared to $1,792 incurred in general and administrative expenses and $6,750 in professional fees incurred during the nine months period ended September 30, 2011.  General and administrative and professional fee expenses incurred during the three and nine month period ended September 30, 2012 and September 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 14,293,949 for the nine month period ended September 30, 2012 and 14,550,000 for the three month period ended September 30, 2012.

Working Capital

	September 30, 2012 $	December 31, 2011 $
Current Assets	10	7
Current Liabilities	32,777	10,070
Working Capital (Deficit)	(32,767)	(10,063)

Cash Flows

	Nine months ended September 30, 2012 $	Nine months ended September 30, 2011 $
Cash Flows from (used in) Operating Activities	(99,997)	2,415
Cash Flows from (used in) Investing Activities	-	(4,000)
Cash Flows from (used in) Financing Activities	100,000	-
Net Increase (decrease) in Cash During Period	3	(1,585)

Operating Revenues

From the Company’s inception on September 17, 2010 to September 30, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended September 30, 2012 the Company incurred operating expenses of $18,023 compared with $6,930 for the three months ended September 30, 2011.  During nine months ended September 30, 2012 the company incurred operating expenses of $122,704 compared with $8,542 for the nine months ended September 30, 2011.

During the three months ended September 30, 2012 the Company incurred a net loss of $18,023 compared with $6,930 for the three months ended September 30, 2011.  During nine months ended September 30, 2012 the company incurred a net loss of $122,704 compared with $8,542 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, the Company had cash of $10 and total assets of $10 compared with $7 at December 31, 2011.

At September 30, 2012, the Company had total liabilities of $32,777 compared with $10,070 at December 31, 2011.

The Company had a working capital deficit of $18,022 at September 30, 2012 compared with $10,063 at December 31, 2011.  The increase in working capital deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the period ended September 30, 2012, the Company used $99,997 of cash for operating activities compared with $2,415 of cash provided for operating activities during the period ended September 30, 2011.

Cash flow from Investing Activities

During the period ended September 30, 2012, the Company did not have any investing activities compared with the period ended September 30, 2011 where the Company incurred $4,000 for acquisition of an option on a Petroleum and Natural gas lease.

Cash flow from Financing Activities

During the period ended September 30, 2012, the Company received $100,000 in financing activities, compared with $nil received during the period ended September 30, 2011.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No report required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4.  MINE SAFETY DISCLOSURES

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

ALLIANCE PETROLEUM CORPORATION
(Name of Registrant)

Date: October 17, 2012	By:	/s/ Khurram Ijaz
Khurram Ijaz
President, Chief Executive Officer and Chief Financial Officer