Form 10-K
period 2012-12-31
Malaysia Pro-Guardians Security Management Corp
filed 2013-04-30
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ______

Malaysia Pro-Guardians Security Management Corporation

(Exact name of registrant as specified in its charter)

Formerly known as “Alliance Petroleum Corporation”

Nevada	333-172114	33-1219511
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

Block 5, Room 2503, Wanda Square,

No.93 Jianguo Road, Chaoyang District,

Beijing, China 100022

 (Address of principal executive offices)

Phone: +86 13909840703

(Registrant’s Telephone Number)

Copy of Communications To:

Bernard & Yam, LLP

401 Broadway, Suite 1708

New York, NY 10013

Phone: 212-219-7783

Facsimile: 212-219-3604

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [   ] No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§

232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ X ]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ] No  [ X ]

The aggregate market value of the voting and non-voting stock (4,550,000 shares of common stock) held by non-affiliates of the registrant, as of April 22, 2013, was $318,500, computed by reference to the stock price of $0.07 per share on April 22, 2013.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 22, 2013, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Table of Contents

PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosures

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules and Signatures

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of  Malaysia Pro-Guardians Security Management Corporation (formerly known as “Alliance Petroleum Corporation”), a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

All references in this Form 10-K to the  “Company”, “we”, “us,” or “our” are to  Malaysia Pro-Guardians Security Management Corporation (formerly known as “Alliance Petroleum Corporation”)

PART I

ITEM 1.  BUSINESS

Corporate History

We were incorporated in the State of Nevada on September 17, 2010 under the name Alliance Petroleum Corporation.  We are an exploration stage company engaged in the acquisition of interests and leases in developing and producing oil and natural gas wells.  On January 14, 2013, we changed the name to Malaysia Pro-Guardians Security Management Corporation.

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

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  As of

December 31, 2012, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

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

We are currently using the office space of approximately 800 square feet located Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022, which is provided by our president and CEO Mr. Chin Yung Kong free of charge.

ITEM 3.     LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.     MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the Over The Counter Bulletin Board under symbol MPGS. Prior to January 14, 2013, our common stock was quoted under the symbol APCN.

The range of high and low bid quotations by quarter from January 1, 2012 through December 31, 2012 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2012 to December 31, 2012	0.25	0.06
July 1, 2012 to September 30, 2012	0.39	0.10
April 1, 2012 to June 30, 2012	N/A	N/A
January 1, 2012 to March 31, 2012	N/A	N/A

Record Holders

As at April 14, 2013, an aggregate of 14,550,000 shares of our common stock were issued and outstanding.

Recent Sales of Unregistered Securities

 In October 2010, we issued 10,000,000 shares of common stock to our director.  Mr. Ijaz purchased such 10,000,000 shares at a purchase price of $0.001 per share, for an aggregate purchase price of $9,704 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

After the sale of 10,000,000 shares to Mr. Ijaz, the Company, in October 2010, sold an aggregate of 4,050,000 shares of common stock to 9 individual purchasers, each of whom paid $0.002 per share, for an aggregate purchase price of $7,903 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

Between February 2012, and June 2012 the Company sold 500,000 shares to 24 individual purchasers at $0.20 for proceeds of $100,000, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	-	7
Current Liabilities	-	10,070
Accumulated Deficit	(150,383)	(27,670)

Cash Flows

	December 31, 2012 $	December 31, 2011 $
Cash Flows from (used in) Operating Activities	(100,007)	2,412
Cash Flows from (used in) Investing Activities	-	(4,000)
Cash Flows from (used in) Financing Activities	100,000	-
Net Increase (decrease) in Cash During Period	(7)	(1,588)

Operating Revenues

During the years ended December 31, 2012 and 2011, the Company did not record any operating revenues.

Operating Expenses

During the year ended December 31, 2012, the Company incurred operating expenses totaling $122,713 compared with $13,858 for the year ended December 31, 2011.

Net Loss

During the year ended December 31, 2012, the Company incurred net loss totaling $122,713 compared with $13,858 for the year ended December 31, 2011.

Liquidity and Capital Resources

As at December 32, 2012, the Company had a cash balance of $0 and a working capital deficit of $150,383 compared with a cash balance of $7  and working capital deficit of $27,670 at December 31, 2011.

Cash flow from Operating Activities

During the year ended December 31, 2012, the Company used $100,007 of cash flow for operating activities compared with $2,412 provided by operating activities for the year ended December 31, 2011.

Cash flow from Investing Activity

During the years ended December 31, 2012 the company used $0 in investing activities compared to with $4,000 used investing activities for the year ended December 31, 2011.

Cash flow from Financing Activities

During the year ended December 31, 2012, the Company was provided $100,000 of cash flow from financing sources compared with $0 for the year ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Changes in Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company)

(Formerly Alliance Petroleum Corporation)

Beijing, China

We have audited the accompanying balance sheets of Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company) as of December 31, 2012 and 2011 and the related statement of operations, stockholders’ deficit and cash flows for the years then ended and for the period from September 17, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malaysia Pro-Guardians Security Management Corporation as of December 31, 2012 and 2011  and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 30, 2013

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

($)

		December 31, 2012	December 31, 2011
Current Assets	$
Cash		-	7
Total current assets		-	7
Total Assets		-	7
Current Liabilities
Due to related party		-	10,070
Total Current Liabilities		-	10,070

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Authorized: 75,000,000 shares of common stock, par value $0.001 per share Issued and outstanding: Common Shares: 14,550,000 as of December 31, 2012 and 14,050,000 as of December 31, 2011		14,550	14,050
Additional paid in capital		135,833	3,557
Deficit accumulated during exploration stage		(150,383)	(27,670)
Total Stockholders' equity (deficit)		-	(10,063)
Total liabilities and stockholders' equity (deficit)		$-	7

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

($)

	Year Ended December 31, 2012	Year Ended December 31, 2011	From September 17, 2010 (Inception) to December 31, 2012
Revenue
Revenue	$-	$-	$-
Total	-	-	-

Expenses
Accounting & legal	19,762	6,750	33,012
Management salaries	75,000	-	79,000
Impairment of mineral option	-	4,000	4,000
General and administrative	2,951	3,108	9,371
Rental	25,000	-	25,000
Total operating expenses	122,713	13,858	150,383

Net income/loss	$(122,713)	$(13,858)	$(150,383)

Loss per share - basic and fully diluted	$(0.01)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	14,358,488	14,050,000

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

 ($)

	Number of Shares	Amount	Additional Paid in Capital	Deficit Accumulated during exploration stage	Total

Balance as at September 17, 2010	-	-	-	-	-
Common stock issued for cash at (CDN) $0.001 per Share	10,000,000	10,000	(296)		9,704

Common stock issued for cash at (CDN) $0.001 per Share	4,050,000	4,050	3,853	-	7,903

Net Loss	-	-	-	(13,812)	(13,812)

Balance at December 31, 2010	14,050,000	$14,050	$3,557	$(13,812)	$3,795

Net loss	-	-	-	(13,858)	(13,858)

Balance at December 31, 2011	14,050,000	14,050	3,557	(27,670)	(10,063)

Common stock issued for cash, $0.20 per Share	500,000	500	99,500	-	100,000

Forgiven related party payable	-	-	32,776	-	32,776

Net loss				(122,713)	(122,713)

Balance at December 31, 2012	14,550,000	14,550	135,833	(150,383)	-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 ($)

	Year Ended December 31, 2012	Year Ended December 31, 2011	September 17, 2010 (Inception) to December 31, 2012
CASH USED FOR OPERATIONS
Net loss	(122,713)	(13,858)	(150,383)
Adjustment to reconcile net loss to net cash provided by (used for) operating activities
Impairment of mineral option	-	4,000	4,000
Changes in operating assets and liabilities
Accounts receivable	-	4,000	-
Due to related party	22,706	8,270	32,776
Cash provided by (used for) operating activities	(100,007)	2,412	(113,607)
Cash used for investing activities
Mineral lease option	-	(4,000)	(4,000)
Cash provided by (used for) investing activities	-	(4,000)	(4,000)
Cash flow from financing activities
Common stock sold for cash	100,000	-	117,607
Cash provided by (used for) financing	100,000	-	117,607
Increase/(Decrease) in cash	(7)	(1,588)	(32,767)

Cash at the beginning of the period	7	1,595	-
CASH AT THE END OF THE PERIOD	-	7	-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2012

Note 1 – Nature of business and basis of presentation

Malaysia Pro-Guardians Security Management Corporation, formerly known as “Alliance Petroleum Corporation” (the “Company”) was incorporated on September 17, 2010, under the laws of the State of Nevada, for the purpose of conducting oil and gas exploration activities.

We are currently in the exploration stage as an oil and gas exploration company. We intend to commence operations in oil & gas exploration and production industry.  We plan to develop properties and any other prospects that we may acquire an interest in and we do not currently offer any products or services for sale.  During the exploration and drilling process, if we determine that there are commercial quantities of oil and natural gas on our properties, we plan to produce the oil and natural gas and sell it at the wellhead.

On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation.

Note 2 – Going concern

These financial statements for the year ended December 31, 2012 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent for the year ended December 31, 2012 we incurred a net loss of $122,713 and accumulated deficit of $150,383 from inception.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of December 31, 2012 and December 31, 2011.

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

Desscriptions	Level 1	Level 2	Level 3	Total Realised Loss
	$ -	$ -	$ -	$ -
Totals	$ -	$ -	$ -	$ -

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

During 2012 fiscal year the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net losscarry forward is approximately $146,383 and $23,670 for the period ended December 31, 2012 and 2011, and will expire in the year 2035.

At December 31, 2012 and 2011 the net deferred tax asset consisted of the following:

Net operating loss:

   $51,234

  $8,285

Less: Valuation allowance:

 ($51,234)

 ($8,285)

Net deferred tax asset:

            $-                                                     $-

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted

EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of December 31, 2012, there were no potentially dilutive shares.

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

Recently Adopted Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Note 4 – Commitment and Contingencies

On February 1, 2012 the Company entered into a lease agreement with Mcc Meridian Capital Corp, a British Columbia Corporation.  Under the lease agreement 1,000 square feet of finished office space is provided. The term of the lease is 1 year from commencement date. The rent for the lease per month is $5,000, payable on the first day of each month.  On July 1, 2012 Alliance Petroleum Corporation terminated the lease agreement with Mcc Meridian Capital Corp, a British Columbia Corporation. Mcc Meridian Capital Corp had been paid for all the other months the office space was rented for.

On January 1, 2012 the Company entered into an executive agreement with Khurram Ijaz.  The term of the executive agreement is 1 year from commencement date.  The Company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month. On October 23, 2012, Khurram Ijaz resigned from the Company and therefore terminated the executive agreement.  On October 22, 2012, Khurram Ijaz forgave all the unpaid salary owed to him under the executive agreement.

Note 5 – Mineral Lease Option

On January 14, 2011 we entered into a lease option agreement pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, we paid $4,000 on January 17, 2011 to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of December 31, 2011 the Company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet. As of December 31, 2012, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

Note 6 – Related Party Transactions

On January 1, 2012 Alliance Petroleum Corporation entered into an executive agreement with Khurram Ijaz.  The term of the executive agreement is 1 year from commencement date.  The company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month. On October 23, 2012, Khurram Ijaz resigned from the Company and therefore terminated the executive agreement.  On October 22, 2012, Khurram Ijaz forgave all the unpaid salary owed to him under the executive agreement.  Total amount of forgiven of $32,776 was treated as donated capital.

Note 7 – Notes Payable

During the years ended December 31, 2012 and December 31, 2011 the Company owed $nil notes payable.  The Company had borrowed $11,000 from Mcc Meridian Capital Corp, which was repaid back during the quarter ended June 30, 2012.

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

Note 9 - Settlement of Debt

On October 22, 2012, Numan Ijaz and Khurram Ijaz jointly forgave and release a total of $32,776 “due to related party” owed to them. The Company recorded donated capital of $32,776 for the year end December 31, 2012.

Note 10- Change of Control

On October 23, 2012, Khurram Ijaz, who was the controlling shareholder of the Company, sold 10,000,000 shares of common stock of the Company to Chin Yung Kong for an aggregated price of $ 50,000. The10,000,000 shares of common stock represented approximately 68.7% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company

Note 11 – Subsequent Events

On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

The management has determined that our internal control over financial reporting was subject to the material weaknesses of inadequate staffing and supervision within the accounting operations of our company: we do not have adequate staff responsible for accounting functions and this weakness prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Chin Yung Kong	60	CEO, CFO, President, Treasurer, Secretary and Director	October 23, 2012

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

Background and Business Experience

Chin Yung Kong, age 60, a Malaysian citizen and currently resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA)

with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

Identification of Significant Employees

We have no employees, other than Khurram Ijaz, one of our officer and director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, no executive officer or director has been involved in the last ten years in any of the following:

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16(a) of the Exchange Act

Chin Yung Kong, our President, CEO, CFO and director, has not filed the beneficial ownership filings required by Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012:

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Yung Kong
President, CEO, CFO, Secretary, Treasurer and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2012.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Chin Yung Kong President, CEO, CFO, Secretary, Treasurer and Director Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022	Common	10,000,000	68.7%
All Officers and Directors as a Group (1 Person)	Common	10,000,000	68.7%

5% and More Stockholder
Chin Yung Kong President, CEO, CFO, Secretary, Treasurer and Director Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022	Common	10,000,000	68.7%
5% and More Stockholder as a Group(1 Person)	Common	10,000,000	68.7%

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

(2)	Based on 14,550,000 issued and outstanding shares of common stock as of April 14, 2013

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On January 1, 2012, the Company entered into an executive agreement with Khurram Ijaz, the former director and officer of the company.  The term of the executive agreement was 1 year from commencement date.  The company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month. On October 23, 2012, Khurram Ijaz resigned from the Company and therefore terminated the executive agreement.  On October 22, 2012, Khurram Ijaz forgave all the unpaid salary owed to him under the executive agreement.

On October 22, 2012, Numan Ijaz, who was a shareholder of the Company, and Khurram Ijaz jointly forgave and release a total of $32,776 “due to related party” owed to them.

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

According to the NASDAQ definition, Chin Yung Kong is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$8,000	$9,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$8,000	$9,750

PART IV

ITEM 15.   EXHIBITS.

(a)	Exhibits

ExhibitNumber	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
10.1	Lease option agreement and petroleum and natural gas lease between the Company and William Steer dated January 14, 2011	Filed with the SEC on April 22, 2011 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Malaysia Pro-Guardians Security Management Corporation

Dated: April 30, 2013	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)