Form 10-K/A
period 2012-12-31
Malaysia Pro-Guardians Security Management Corp
filed 2013-05-10
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

_________________________________________________________________________________

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to  Malaysia Pro-Guardians Security Management Corporation 's Form 10-K (the “Report”) for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 30, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

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

101**

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.DEF XBRL Taxonomy Extension Definition
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Malaysia Pro-Guardians Security Management Corporation

Dated: May 10, 2013	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)