Form 10-Q
period 2013-03-31
Malaysia Pro-Guardians Security Management Corp
filed 2013-05-13
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ X ]No  [  ]

As of May 07, 2013, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Financial Statements	3-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14-15

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Mine Safety Disclosure	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15-16

Signatures			16

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of  Malaysia Pro-Guardians Security Management Corporation (formerly known as “Alliance Petroleum Corporation”), a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

All references in this Form 10-Q to the  “Company”, “we”, “us,” or “our” are to  Malaysia Pro-Guardians Security Management Corporation (formerly known as “Alliance Petroleum Corporation”)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three month’s period ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (Unaudited)

(IN $)

		March 31, 2013		December 31, 2012
Current Assets	$		$
Cash		-		-
Total current assets		-		-
Total Assets		-		-
Current Liabilities
Due to related party		-		-
Total Current Liabilities		-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Authorized: 75,000,000 shares of common stock, par value $0.001 per share Issued and outstanding: Common Shares: 14,550,000 as of March 31, 2013 and December 31, 2012		14,550		14,550
Additional paid in capital		139,333		135,833
Deficit accumulated during exploration stage		(153,883)		(150,383)
Total Stockholders' equity (deficit)		-		-
Total liabilities and stockholders' equity (deficit)		$-		$-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

(IN $)

	3 Months ended March 31, 2013	3 Months ended March 31, 2012	From September 17, 2010 (Inception) to March 31, 2013
Revenue
Revenue	$-	$-	$-
Total	-	-	-

Expenses
Accounting & legal	3,500	13,500	36,512
Management salaries	-	15,000	79,000
Impairment of mineral option	-	-	4,000
General and administrative	-	652	9,371
Rental	-	10,000	25,000
Total operating expenses	3,500	39,152	153,883

Net income/loss	$(3,500)	$(39,152)	$(153,883)

Loss per share - basic and fully diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	14,550,000	14,065,110

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

 (IN $)

	3 Months ended March 31, 2013	3 Months ended March 31, 2012	September 17, 2010 (Inception) to March 31, 2013
CASH USED FOR OPERATIONS
Net loss	(3,500)	(39,152)	(153,883)
Adjustment to reconcile net loss to net cash provided by (used for) operating activities
Impairment of mineral option	-	-	4,000
Donated Capital	3,500	-	3,500
Changes in operating assets and liabilities
Accounts Payable		10,000
Due to related party	-	26,326	32,776
Cash provided by (used for) operating activities	-	(2,826)	(113,607)
Cash used for investing activities
Mineral lease option	-	-	(4,000)
Cash provided by (used for) investing activities	-	-	(4,000)
Cash flow from financing activities
Common stock sold for cash	-	8,500	117,607
Cash provided by (used for) financing	-	8,500	117,607
Increase/(Decrease) in cash	-	5,674	-

Cash at the beginning of the period	-	7	-
CASH AT THE END OF THE PERIOD	-	5,681	-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENT

MARCH 31, 2013

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

On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation.

Note 2 – Going concern

These financial statements for the three months ended March 31, 2013 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent for the three months ended March 31, 2013 we incurred a net loss of $ 3,500 and accumulated deficit of $153,883 from inception.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of March 31, 2013.

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2012 and March 31, 2013. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Descriptions	Level 1	Level 2	Level 3	Total Realised Loss
	$ -	$ -	$ -	$ -
Totals	$ -	$ -	$ -	$ -

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

During the period end March 31, 2013 the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately

$ 149,883 for the three months ended March 31, 2013, and will expire in the year 2035.

At March 31, 2013 the net deferred tax asset consisted of the following:

Net operating loss:

                        $52,459

Less: Valuation allowance:

$  ($52,459)

Net deferred tax asset:

                $-

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of March 31, 2013, there were no potentially dilutive shares.

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

Note 5 – Mineral Lease Option

On January 14, 2011 we entered into a lease option agreement pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, we paid $4,000 on January 17, 2011 to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of March 31, 2012 the Company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet. As of March 31, 2013, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

Note 6 – Related Party Transactions

On January 1, 2012 Alliance Petroleum Corporation entered into an executive agreement with Khurram Ijaz.  The term of the executive agreement is 1 year from commencement date.  The company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month. On October 23, 2012, Khurram Ijaz resigned from the Company and therefore terminated the executive agreement.  On October 22, 2012, Khurram Ijaz forgave all the unpaid salary owed to him under the executive agreement.  Total amount of forgiven of $32,776 was treated as donated capital as of December 31, 2012.

Note 7 – Notes Payable

During the years end March 31, 2013 and March 31, 2012 the Company owed $nil notes payable.  The Company had borrowed $11,000 from Mcc Meridian Capital Corp, which was repaid back during the quarter ended June 30, 2012.

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

Note 10- Change of Control

On October 23, 2012, Khurram Ijaz, who was the controlling shareholder of the Company, sold 10,000,000 shares of common stock of the Company to Chin Yung Kong for an aggregated price of $ 50,000. The10,000,000 shares of common stock represented approximately 68.7% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company.

Note 11 – Subsequent Events

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

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  As of March 31, 2013, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

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

Three Month Period Ended March 31, 2013 Compared to the Three Month Period Ended March 31, 2013

Our net loss for the three month period ended March 31, 2013 was $3,500 compared to a net loss of $39,152 during the three month period ended March 31, 2012.  During the three month period ended March 31, 2013 and 2012, we did not generate any revenue.

During the three month period ended March 31, 2013, we incurred total operating expenses of $3,500 and compared to $39,152 incurred during the three month period ended March 31, 2012.

The weighted average number of shares outstanding was 14,550,000 for the three month period ended March 31, 2013.

Working Capital

	March 31, 2013 $	December 31, 2012 $
Current Assets	-	-
Current Liabilities	-	-
Working Capital (Deficit)	(153,883)	(150,383)

Cash Flows

	Three months ended March 31, 2013 $	Three months ended March 31, 2012 $
Cash Flows from (used in) Operating Activities	-	(2,826)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	8,500
Net Increase (decrease) in Cash During Period	-	5,674

Operating Revenues

From the Company’s inception on September 17, 2010 to March 31, 2013, the Company did not earn any operating revenues.

Liquidity and Capital Resources

At March 31, 2013 and December 31, 2012, the Company had cash of $0 and total assets of $0.

At March 31, 2013 and December 31, 2012, the Company had total liabilities of $0.

The Company had a working capital deficit of $153,883 at March 31, 2013 compared with $150,383 at December 31, 2012.  The increase in working capital deficit is due to increases in the operating expenses.

Cash flow from Operating Activities

During the period ended March 31, 2013, the Company used $ nil of cash for operating activities as compared to $2,826 used during the period ended March 31, 2012.

Cash flow from Investing Activities

During the period ended March 31, 2013 and December 31, 2012, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the period ended March 31, 2013, the Company did not have cash in financing activities as compared to $8,500 provided during the period ended March 31, 2012.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Controls and Procedures

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

ITEM 4. MINE SAFETY DISCLOSURES.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: May 13, 2013	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)