Form 10-Q
period 2013-06-30
Malaysia Pro-Guardians Security Management Corp
filed 2013-08-13
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ X  ] No  [  ]

As of August 1, 2013, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosure

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three and six month’s period ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (Unaudited)

(IN $)

	June 30,	December 31,
	2013	2012

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

TOTAL LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 14,550,000 shares issued and outstanding June 30, 2013 and December 31, 2012, respectively	14,550	14,550
Additional paid in capital	140,833	135,833
Deficit accumulated during the exploration stage	(155,383)	(150,383)

TOTAL STOCKHOLDERS'S DEFICIT	-	-

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

(IN $)

	The three months ended June 30,		The six months ended June 30,		September 17,2010(Inception) to
	2013	2012	2013	2012	June 30, 2013

OPERATING EXPENSES
Accounting & legal	1,500	4,762	5,000	18,262	38,012
Management salaries	-	45,000	-	60,000	79,000
Impairment of mineral option	-	-	-	-	4,000
General and administrative	-	767	-	1,419	9,371
Rental	-	15,000	-	25,000	25,000
Total operating expenses	1,500	65,529	5,000	104,681	155,383

OPERATING LOSS	(1,500)	(65,529)	(5,000)	(104,681)	(155,383)

NET LOSS	(1,500)	(65,529)	(5,000)	(104,681)	(155,383)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding, Basic and diluted	14,550,000	14,261,242	14,550,000	14,163,801

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

 (IN $)

	The six months ended June 30,		June 28,2010(Inception) to
	2013	2012	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(5,000)	$(104,681)	$(155,383)
Adjustments to reconcile net loss to net cash useed in operating activities:
Impairment of mineral option	-	-	4,000
Donated Capital	5,000	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	-	-	-
Due to related party		5,119	32,776
NET CASH USED IN OPERATING ACTIVITIES	-	(99,562)	(113,607)

INVESTING ACTIVITIES:
Mineral lease option	-	-	(4,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(4,000)

FINANCING ACTIVITIES:
Common stock sold for cash		100,000	117,607
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	100,000	117,607

NET CHANGE IN CASH	-	438	-

Cash, beginning of period	-	7	-

Cash, end of period	$-	$445	$-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENT

JUNE 30, 2013

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

On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation.

Note 2 – Going concern

These financial statements for the six months ended June, 2013 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent six months ended June 30, 2013, we incurred a net loss of $ 5,000 and accumulated deficit of $155,383 from inception.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Note 3 – Summary of Significant Accounting Policies

Basis of presentation

The Company reports revenues and expenses using the accrual method of accounting for financial and tax reporting purpose. These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of estimates

Management uses estimates and assumption in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of June 30, 2013.

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2012 and June 30, 2013. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Descriptions	Level 1	Level 2	Level 3	Total Realized Loss
	$ -	$ -	$ -	$ -
Totals	$ -	$ -	$ -	$ -

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

During the period end June 30, 2013 the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $ 155,383 as of June 30, 2013, and will expire in the year 2035.

At June 30, 2013 the net deferred tax asset consisted of the following:

Net operating loss:   $54,384

Less: Valuation allowance:  $ ($54,384)

Net deferred tax asset:  $-

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of June 30, 2013, there were no potentially dilutive shares.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Note 5 – Mineral Lease Option

On January 14, 2011 we entered into a lease option agreement pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, we paid $4,000 on January 17, 2011 to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of March 31, 2012 the Company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet. As of June 30, 2013, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

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

During the six months ended June 30, 2013, Mr Chin Yung Kong, our sole officer and director, paid $5,000 for the Company’s audit and review fees, which was booked as contributed capital.

Note 7 – Notes Payable

At the year end June 30, 2013 and June 30, 2012 the Company owed $nil notes payable.  The Company had borrowed $11,000 from Mcc Meridian Capital Corp, which was repaid back during the quarter ended June 30, 2012.

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

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  As of June 30, 2013, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

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

Three Months and Six Months Period Ended June 30, 2013 Compared to the Three Months and Six Months Period Ended June 30, 2013

Our net loss for the three month period ended June 30, 2013 was $1,500 compared to a net loss of $65,529 during the three month period ended June 30, 2012.  Our net loss for the six month period ended June 30, 2013 was $5,000 compared to a net loss of $104,681 during the six month period ended June 30, 2012.  During the three and six month period ended June 30, 2013 and 2012, we did not generate any revenue.

During the three month period ended June 30, 2013, we incurred total operating expenses of $1,500 and compared to $65,529 incurred during the three month period ended June 30, 2012. During the six month period ended June 30, 2013, we incurred total operating expenses of $5,000 and compared to $104,681 incurred during the six month period ended June 30, 2012.

The weighted average number of shares outstanding was 14,550,000 for the three month and six month period ended June 30, 2013.

Working Capital

	June 30, 2013 $	December 31, 2012 $
Current Assets	-	-
Current Liabilities	-	-
Working Capital (Deficit)	(155,383)	(150,383)

Operating Revenues

From the Company’s inception on September 17, 2010 to June 30, 2013, the Company did not earn any operating revenues.

Liquidity and Capital Resources

At June 30, 2013 and December 31, 2012, the Company had cash of $0 and total assets of $0.

At June 30, 2013 and December 31, 2012, the Company had total liabilities of $0.

The Company had a working capital deficit of $155,383 at June 30, 2013 compared with $150,383 at December 31, 2012.  The increase in working capital deficit is due to increases in the operating expenses.

Cash flow from Operating Activities

During the period ended June 30, 2013, the Company used $ nil of cash for operating activities, as compared to the $99,562 during the same period ended June 30, 2012. The decrease is due to the decrease in general and administrative expenses.

Cash flow from Investing Activities

During the period ended June 30, 2013, the Company did not have cash from any investing activities. The Company did not have any cash from investing activities for the same period ended June 30, 2012.

Cash flow from Financing Activities

During the period ended June 30, 2013, the Company did not have cash in financing activities, as compared to the $100,000 that the Company received from the sale of common stock in the same period ended June 30, 2012. The decrease is due to that the Company did not carry out any financing activities in the 6 months ended June 30, 2013.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: August 13, 2013	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)