Form 10-Q
period 2013-09-30
Malaysia Pro-Guardians Security Management Corp
filed 2013-11-19
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2013

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

136-40 39th Avenue, Suite 6B

Garden Plaza

Flushing, NY 11354

 (Address of principal executive offices)

Phone: 929-421-9748

(Registrant’s Telephone Number)

Copy of Communications To:

Bernard & Yam, LLP

140-75 Ash Avenue, Suite 2D

Queens, NY 11355

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ X  ] No  [  ]

As of November 18, 2013, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three and nine month’s period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

TOTAL LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 14,550,000 shares issued and outstanding September 30, 2013 and December 31, 2012, respectively	14,550	14,550
Additional paid in capital	142,333	135,833
Deficit accumulated during the exploration stage	(156,883)	(150,383)

TOTAL STOCKHOLDERS' DEFICIT	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	The three months ended September 30,		The nine months ended September 30,		September 17,2010(Inception) to
	2013	2012	2013	2012	September 30,2013

OPERATING EXPENSES
Accounting & legal	1,500	1,500	6,500	19,762	39,512
Management salaries	-	15,000	-	75,000	79,000
Impairment of mineral option	-	-	-	-	4,000
General and administrative	-	1,523	-	2,942	9,371
Rental	-	-	-	25,000	25,000
Total operating expenses	1,500	18,023	6,500	122,704	156,883

OPERATING LOSS	-	(18,023)	(6,500)	(122,704)	(156,883)

NET LOSS	-	(18,023)	(6,500)	(122,704)	(156,883)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding, Basic and diluted	14,550,000	14,550,000	14,550,000	14,293,949

See accompanying notes to financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW
(unaudited)

	The nine months ended September 30,		June 28,2010(Inception) to
	2013	2012	September 30,2013
OPERATING ACTIVITIES:
Net loss	$(6,500)	$(122,704)	$(156,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral option	-	-	4,000
Donated Capital	6,500	-	6,500
Changes in operating assets and liabilities:
Accounts Payable	-	-	-
Due to related party		22,707	32,776
NET CASH USED IN OPERATING ACTIVITIES	-	(99,997)	(113,607)

INVESTING ACTIVITIES:
Mineral lease option	-	-	(4,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(4,000)

FINANCING ACTIVITIES:
Common stock sold for cash		100,000	117,607
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	100,000	117,607

NET CHANGE IN CASH	-	3	-

Cash, beginning of period	-	7	-

Cash, end of period	$-	$10	$-

See accompanying notes to financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (unaudited)

SEPTEMBER 30, 2013

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

On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation.

Note 2 – Going concern

These financial statements for the nine months ended September 30, 2013 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent nine months ended September 30, 2013, we incurred a net loss of $ 6,500 and accumulated deficit of $156,883 from inception.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of September 30, 2013 or December 31, 2012.

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2012 and September 30, 2013. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

During the period end September 30, 2013 the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $ 152,883 as of September 30, 2013, and will expire in the year 2035.

At September 30, 2013 the net deferred tax asset consisted of the following:

Net operating loss:   $53,509

Less: Valuation allowance:  $ ($53,509)

Net deferred tax asset:  $-

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of September 30, 2013, there were no potentially dilutive shares.

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

Note 5 – Mineral Lease Option

On January 14, 2011 we entered into a lease option agreement pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, we paid $4,000 on January 17, 2011 to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that we pay US $24,000 in exchange for the right, for a term of 3 years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that we pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of March 31, 2012 the Company has impaired the mineral option due to the lack of exploration and due to not exercising the option as of yet. As of September 30, 2013, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

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

During the nine months ended September 30, 2013, Mr. Chin Yung Kong, our sole director and officer, paid $6,500 for the Company’s audit and review fees, which was booked as contributed capital.

Note 7 – Notes Payable

The Company owed $nil and $nil notes payable as of September 30, 2013 and December 31, 2012.  The Company had borrowed $11,000 from Mcc Meridian Capital Corp, which was repaid back during the quarter ended June 30, 2012.

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

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  As of September 30, 2013, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

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

The Three and Nine Months Period Ended September 30, 2013 Compared to the Three and Nine Months Period Ended September 30, 2012

Our net loss for the three months and nine month period ended September 30, 2013 was $1,500 and $6,500 compared to a net loss of $18,023 and $122,704 during the three months and nine month period ended September 30, 2012.  During the nine month period ended September 30, 2013 and 2012, we did not generate any revenue.

During the three month and nine months ended September 30, 2013, we incurred total operating expenses of $1,500 and $6,500 compared to $18,023 and $122,704 incurred during the three month and nine months ended September 30, 2012.

The weighted average number of shares outstanding was 14,550,000 for the nine month period ended September 30, 2013.

Working Capital

	September 30, 2013 $	December 31, 2012 $
Current Assets	-	-
Current Liabilities	-	-
Working Capital (Deficit)	(156,883)	(150,383)

Cash Flows

	Nine months ended September 30, 2013 $	Nine months ended September30, 2012 $
Cash Flows from (used in) Operating Activities	-	(99,997)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	100,000
Net Increase (decrease) in Cash During Period	-	3

 Operating Revenues

From the Company’s inception on September 17, 2010 to September 30, 2013, the Company did not earn any operating revenues.

Liquidity and Capital Resources

At September 30, 2013 and December 31, 2012, the Company had cash of $0 and total assets of $0.

At September 30, 2013 and December 31, 2012, the Company had total liabilities of $0.

The Company had a working capital deficit of $156,883 at September 30, 2013 compared with $150,383 at December 31, 2012.  The increase in working capital deficit is due to increases in the operating expenses.

Cash flow from Operating Activities

During the period ended September 30, 2013, the Company used $ nil of cash for operating activities as compared to $99,997 used during the period ended September 30, 2012. The decrease is due to the decrease in general and administrative expenses.

Cash flow from Investing Activities

During the period ended September 30, 2013 and December 31, 2012, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the period ended September 30, 2013, the Company did not have cash in financing activities as compared to $100,000 provided during the period ended September 30, 2012. The decrease is due to the company did not carry out any financing activity in the nine months ended September 30, 2013.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: November 19, 2013	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)