Form 10-K
period 2013-12-31
Malaysia Pro-Guardians Security Management Corp
filed 2014-04-28
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Phone: +86 13909840703

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ] No  [ X ]

The aggregate market value of the voting and non-voting stock (4,550,000 shares of common stock) held by non-affiliates of the registrant, as of June 30, 2013, was $318,500, computed by reference to the stock price of $0.07 per share on June 30, 2013.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 24, 2014, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

We are currently using the office space of approximately 2,000 square feet located 136-40 39th Avenue, Suite 6B, Garden Plaza Flushing, NY 11354, which is provided by our president and CEO Mr. Chin Yung Kong free of charge.

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

The range of high and low bid quotations by quarter from January 1, 2013 through December 31, 2013 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2013 to December 31, 2013	0.07	0.07
July 1, 2013 to September 30, 2013	0.07	0.07
April 1, 2013 to June 30, 2013	0.07	0.07
January 1, 2013 to March 31, 2013	0.12	0.07

Record Holders

As at April 24, 2014, an aggregate of 14,550,000 shares of our common stock were issued and outstanding.

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

On January 14, 2011 we entered into a Lease Option Agreement, pursuant to which we have the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the Lease Option Agreement, we paid US $10 on January 14, 2011, and US $4,000 on January 17, 2011, to the grantors of the option as consideration for the exercise right granted to us thereunder.  As of December 31, 2013, the Company has abandoned the mineral option lease because of not exercising the Petroleum Natural Gas lease.

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

The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Our net loss for the year ended December 31, 2013 was $15,625 compared to a net loss of $122,713 for the year ended December 31, 2012.  During the year ended December 31, 2013 and 2012, we did not generate any revenue.

During the year ended December 31, 2013, we incurred total operating expenses of $15,625 compared to $122,713 incurred during the year ended December 31, 2012.

The weighted average number of shares outstanding was 14,550,000 for the year ended December 31, 2013.

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	-	-
Current Liabilities	-	-
Accumulated Deficit	(166,008)	(150,383)

Cash Flows

	The year ended December 31, 2013 $	The year ended December 31, 2012 $
Cash Flows from (used in) Operating Activities	(15,000)	(100,007)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	15,000	100,000
Net Increase (decrease) in Cash During Period	-	(7)

 Operating Revenues

From the Company’s inception on September 17, 2010 to December 31, 2013, the Company did not earn any operating revenues.

Liquidity and Capital Resources

At December 31, 2013 and 2012, the Company had cash of $0 and total assets of $0.

At September 30, 2013 and December 31, 2012, the Company had total liabilities of $0.

The Company had a working capital deficit of $625 at December 31, 2013 compared with $0 at December 31, 2012.  The increase in working capital deficit is due to increases in the operating expenses.

Cash flow from Operating Activities

During the year ended December 31, 2013, the Company used $15,000 of cash for operating activities as compared to $100,007 used during the year ended December 31, 2012.

Cash flow from Investing Activities

During the period ended December 31, 2013 and 2012, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the year ended December 31, 2013, the Company received $15,000 from financing activities as compared to $100,000 provided during the year ended December 31, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash and cash equivalents as of December 31, 2013 and 2012.

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013 and 2012. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Descriptions	Level 1	Level 2	Level 3	Total Realized Loss
2013	$ -	$ -	$ -	$ -
2012	$ -	$ -	$ -	$ -
Totals	$ -	$ -	$ -	$ -

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

During the year ended December 31, 2013 the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $ 162,008 as of December 31, 2013, and will expire in the year 2035.

The net deferred tax asset consisted of the following:

Net operating loss:   $56,703 for the year ended December 31, 2013 and $51,234 for the ended December 31, 2012

Less: Valuation allowance:  $(56,703) for the year ended December 31, 2013 and $(51,234) for the ended December 31, 2012

Net deferred tax asset:  $- for the year ended December 31, 2013 and $- for the ended December 31, 2012

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of December 31, 2013 and 2012, there were no potentially dilutive shares.

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

Recently Adopted Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General

Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company)

(Formerly Alliance Petroleum Corporation)

We have audited the accompanying balance sheets of Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from September 17, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company) as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 25, 2014

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable	625	-
TOTAL LIABILITIES	625	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 14,550,000 shares issued and outstanding December 31, 2013 and December 31, 2012, respectively	14,550	14,550
Additional paid in capital	150,833	135,833
Deficit accumulated during the exploration stage	(166,008)	(150,383)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(625)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integrated part o f these financial statements.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	The year ended December 31,		September 17, 2010 (Inception) to
	2013	2012	December 31,2013

OPERATING EXPENSES
Accounting & legal	15,625	19,762	48,637
Management salaries	-	75,000	79,000
Impairment of mineral option	-	-	4,000
General and administrative	-	2,951	9,371
Rental	-	25,000	25,000
Total operating expenses	15,625	122,713	166,008

OPERATING LOSS	(15,625)	(122,713)	(166,008)

NET LOSS	(15,625)	(122,713)	(166,008)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.01)
Weighted average shares outstanding, Basic and diluted	14,550,000	14,358,488

The accompanying notes are an integrated part o f these financial statements.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS'S EQUITY(DEFICIT)

			Additional	Accumulated Deficit
	Common Stock		Paid-In	During the	TOTAL
	Shares	Amount	Capita	exploration Stage

Balance as at September 17, 2010 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash at (CDN) $0.001 per Share	10,000,000	10,000	(296)	-	9,704
Common stock issued for cash at (CDN) $0.001 per Share	4,050,000	4,050	3,853	-	7,903
Net loss	-	-	-	(13,812)	(13,812)

Balance at December 31, 2010	14,050,000	$14,050	$3,557	$(13,812)	$3,795

Net loss	-	-	-	(13,858)	(13,858)

Balance at December 31, 2011	14,050,000	$14,050	$3,557	$(27,670))	$(10,063)

Common stock issued for cash, $0.20 per Share	500,000	500	99,500	-	100,000
Forgiveness of related party payable	-	-	32,776	-	32,776
Net loss	-	-	-	(122,713)	(122,713)

Balance at December 31, 2012	14,550,000	$14,550	$135,833	$(150,383)	$-

Capital contribution	-	-	15,000	-	15,000
Net Loss	-	-	-	(15,625)	(15,625)

Balance at December 31, 2013	14,550,000	$14,550	$150,833	$(166,008)	$(625)

The accompanying notes are an integrated part o f these financial statements.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	The year ended December 31,		September 17, 2010 (Inception) to
	2013	2012	December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(15,625)	$(122,713)	$(166,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral option	-	-	4,000
Changes in operating assets and liabilities:
Account Payable	625	-	625
Due to related party	-	22,706	32,776
NET CASH USED IN OPERATING ACTIVITIES	(15,000)	(100,007)	(128,607)

INVESTING ACTIVITIES:
Mineral lease option	-	-	(4,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(4,000)

FINANCING ACTIVITIES:
Donated Capital	15,000	-	15,000
Common stock sold for cash	-	100,000	117,607
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	100,000	132,607

NET CHANGE IN CASH	-	(7)	-

Cash, beginning of period	-	7	-

Cash, end of period	$-	$-	$-

The accompanying notes are an integrated part o f these financial statements.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(FORMERLY KNOWN AS ALLIANCE PETROLEUM CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation.

Note 2 – Going concern

These financial statements for the year ended December 31, 2013 were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our recent year ended December 31, 2013, we incurred a net loss of $15,625 and accumulated deficit of $166,008 from inception.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash and cash equivalents as of December 31, 2013 and 2012.

Fair value of financial instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013 and 2012. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Descriptions	Level 1	Level 2	Level 3	Total Realized Loss
2013	$ -	$ -	$ -	$ -
2012	$ -	$ -	$ -	$ -

Totals	$ -	$ -	$ -	$ -

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

During the year ended December 31, 2013 the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $ 162,008 as of December 31, 2013, and will expire in the year 2035.

At December 31, 2013 and 2012 the net deferred tax asset consisted of the following:

Net operating loss:   $56,703 for 2013 and   $51,234 for 2012

Less: Valuation allowance:  $(56,703) for 2013 and   $ (51,234) for 2012

Net deferred tax asset:  $-    for 2013 and $- for 2012

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of December 31, 2013 and 2012, there were no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

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

During the year ended December 31, 2013, Mr. Chin Yung Kong, our sole director and officer, paid $15,000 for the Company’s audit and legal fees, which was booked as contributed capital.

Note 7 – Notes Payable

The Company owed $nil and $nil notes payable as of December 31, 2013and 2012.  The Company had borrowed $11,000 from Mcc Meridian Capital Corp, which was repaid back during the quarter ended June 30, 2012.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Chin Yung Kong	61	CEO, CFO, President, Treasurer, Secretary and Director	October 23, 2012

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

Background and Business Experience

Chin Yung Kong, age 61, a Malaysian citizen and currently resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

Identification of Significant Employees

We have no employees, other than Chin Yung Kong, our sole officer and director.

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

Compliance with Section 16(a) of the Exchange Act

Chin Yung Kong, our President, CEO, CFO and director, has not filed the beneficial ownership filings required by Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2013:

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Yung Kong
President, CEO, CFO, Secretary, Treasurer and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2013.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 24, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

(2)	Based on 14,550,000 issued and outstanding shares of common stock as of April 24, 2014

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Mr. Chin Yung Kong donated capital of $15,000 for the expenses for the year ended December 31, 2013.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$8,000	$8,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$8,000	$8,000

PART IV

ITEM 15.   EXHIBITS.

(a)	Exhibits

ExhibitNumber	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
10.1	Lease option agreement and petroleum and natural gas lease between the Company and William Steer dated January 14, 2011	Filed with the SEC on April 22, 2011 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Malaysia Pro-Guardians Security Management Corporation

Dated: April 25, 2014	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)