Form 10-Q
period 2014-03-31
Malaysia Pro-Guardians Security Management Corp
filed 2014-05-20
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2014

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

As of May 15, 2014, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three month period ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	925	625

TOTAL LIABILITIES	925	625

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 14,550,000 and 14,550,000 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	14,550	14,550
Additional paid in capital	150,833	150,833
Deficit accumulated during the exploration stage	(166,308)	(166,008)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(925)	(625)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

	The three months ended March 31,		September 17, 2010 (Inception) to
	2014	2013	March 31, 2014

OPERATING EXPENSES
Accounting & legal	-	3,500	48,637
Management salaries	-	-	79,000
Impairment of mineral option	-	-	4,000
General and administrative	300	-	9,671
Rental	-	-	25,000
Total operating expenses	300	3,500	166,308

OPERATING LOSS	(300)	(3,500)	(166,308)

NET LOSS	(300)	(3,500)	(166,308)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding, Basic and diluted	14,550,000	14,550,000

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

	The three months ended March 31,		September 17, 2010 (Inception) to
	2014	2013	March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(300)	$(3,500)	$(166,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral option	-	-	4,000

Changes in operating assets and liabilities:
Accounts Payable	300	-	925
Due to related party	-	-	32,776
NET CASH USED IN OPERATING ACTIVITIES	-	(3,500)	(128,607)

INVESTING ACTIVITIES:
Mineral lease option	-	-	(4,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(4,000)

FINANCING ACTIVITIES:
Donated Capital	-	3,500	15,000
Common stock sold for cash	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,500	132,607

NET CHANGE IN CASH	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENT

MARCH 31, 2014

(Unaudited)

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

On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation.

Note 2 – Going concern

These financial statements were prepared assuming the Company will continue as a going concern.   This means that there is substantial doubt that we can continue as an ongoing business.  During our three months ended March 31, 2014, we incurred a net loss of $300 and accumulated deficit of $166,308 from inception.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash and cash equivalents as of March 31, 2014 and December 31, 2013.

Fair value of financial instruments

Pursuant to ASC No. 820. “Fair Value Measurement and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2014 and December 31, 2013. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Descriptions	Level 1	Level 2	Level 3	Total Realized Loss
December 31, 2013	$ -	$ -	$ -	$ -
March 31, 2014	$ -	$ -	$ -	$ -
Totals	$ -	$ -	$ -	$ -

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

During the three months ended March 31, 2014 the company incurred net losses, and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $ 162,308 as of March 31, 2014, and will expire in the year 2034.

At March 31, 2014 and the December 31, 2013 the net deferred tax asset consisted of the following:

Net operating loss:   $56,808 for March 31, 2014 and $56,703 for December 31, 2013

Less: Valuation allowance:  $(56,808) for March 31, 2014 and $(56,703) for December 31, 2013

Net deferred tax asset:  $-

Per share information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”.  FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders (numerator)  by  the  weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As of March 31, 2014 and December 31, 2013, there were no potentially dilutive shares.

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

Note 4 – Related Party Transactions

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

During the period ended March 31, 2013, Mr. Chin Yung Kong, our sole director and officer, paid $3,5000 for the Company’s audit fees, which was booked as contributed capital.

Note 5– Share Capital

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

Note 6 – Change of Control

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

Note 7 – Mineral Lease Option

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

Note 8 – Subsequent Events

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

The three Months Ended March 31, 2014 Compared to the three Months Ended March 31, 2013

Our net loss for the three months ended March 31, 2014 was $300 compared to a net loss of $3,500 for the three months ended March 31, 2013.  During the three months ended March 31, 2014 and 2013, we did not generate any revenue.  From the Company’s inception on September 17, 2010 to March 31, 2014, the Company did not earn any operating revenues.

During the three months ended March 31, 2014, we incurred total operating expenses of $300 compared to $3,500 incurred during the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013, the Company had cash of $0 and total assets of $0.

The Company had a working capital deficit of $166,308 at March 31, 2014 compared with $166,008 at December 31, 2013.  The increase in working capital deficit is due to increases in the operating expenses.

Working Capital

	March 31, 2014 $	December 31, 2013 $
Current Assets	-	-
Current Liabilities	-	-
Working Capital (Deficit)	(166,308)	(166,008)

Cash Flows

	The three months ended March 31, 2014 $	The three months ended March 31, 2013 $
Cash Flows from (used in) Operating Activities	-	(3,500)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	3,500
Net Increase (decrease) in Cash During Period	-	-

Cash flow from Operating Activities

During the three months ended March 31, 2014 and 2013, the Company used $nil and $3,500, respectively, in operating activities.

Cash flow from Investing Activities

During the three months ended March 31, 2014 and 2013, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2014, the Company did not have cash from any financing activities and the Company received $3,500 from financing activities during the three months ended March 31, 2013.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of March 31, 2014, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of March 31, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: May 20, 2014	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)