Form 10-Q
period 2014-06-30
Malaysia Pro-Guardians Security Management Corp
filed 2014-08-19
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2014

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

As of August 18, 2014, there were 14,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three month period ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	-	625
TOTAL LIABILITIES	-	625

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 14,550,000 and 14,550,000 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively	14,550	14,550
Additional paid in capital	155,358	150,833
Deficit accumulated during the exploration stage	(169,908)	(166,008)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	-	(625)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	The three months ended June 30,		The six months ended June 30,
	2014	2013	2014	2013

OPERATING EXPENSES
Accounting & legal	3,600	1,500	3,600	5,000
Management salaries	-	-	-	-
Impairment of mineral option	-	-	-	-
General and administrative	-	-	300	-
Rental	-	-	-	-
Total operating expenses	3,600	1,500	3,900	5,000
LOSS BEFORE INCOME TAX PROVISION	(3,600)	(1,500)	(3,900)	(5,000)

NET LOSS	(3,600)	(1,500)	(3,900)	(5,000)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding, Basic and diluted	14,550,000	14,550,000	14,550,000	14,550,000

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	The six months ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(3,900)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral option	-	-
Changes in operating assets and liabilities:
Accounts Payable	(625)	-
Due to related party	-	-
NET CASH USED IN OPERATING ACTIVITIES	(4,525)	(5,000)

INVESTING ACTIVITIES:
Mineral lease option	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,525	5,000

NET CHANGE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes are an integral part of these financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENT

JUNE 30, 2014

(Unaudited)

Note 1 – Nature of business and basis of presentation

Malaysia Pro-Guardians Security Management Corporation

Alliance Petroleum Corporation (“Alliance”) was incorporated on September 17, 2010 under the laws of the State of Nevada.  The Company engaged in oil and gas exploration activities.  On January 14, 2013, the Company changed its name to Malaysia Pro-Guardians Security Management Corporation (the “Company”).

On January 14, 2011 the Company entered into a lease option agreement pursuant to which the Company had the right, until April 30, 2012, to exercise an option to enter into a separate contract, titled Petroleum Natural Gas Lease. Pursuant to the terms and conditions of the lease option agreement, the Company paid $4,000 on January 17, 2011 to the grantors of the option as consideration for the exercise right granted to us there under.  The Petroleum Natural Gas Lease requires that the Company pay $24,000 in exchange for the right, for a term of three years, to explore for, and if warranted and feasible, commercialize mineralized materials covering approximately 320 acres of land located near Calder, Saskatchewan (the “Property”), approximately 124 miles northeast of Regina, Saskatchewan.  The other material terms and conditions of the Petroleum Natural Gas Lease provide that the Company pay a royalty of 16% to the lessor of the Property for any mineralized material produced, saved and sold by the Company.  As of December 31, 2011, the Company abandoned the mineral option to enter into a separate contract, the Petroleum Natural Gas lease and impaired the mineral option of $4,000. The Company is currently inactive and is seeking new business opportunities.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 28, 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable approximates its fair values because of the short maturity of these instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Additional paid-in capital

During the reporting period ended December 31, 2013, Mr. Chin Yung Kong, the Company’s sole director and officer, paid $15,000 for the Company’s audit and legal fees, which was booked as additional paid-in capital.

During the reporting period ended June 30, 2014, Mr. Chin Yung Kong, the Company’s sole director and officer, paid $4,525 for the Company’s audit and legal fees, which was booked as additional paid-in capital.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Chairman, CEO, significant stockholder and director

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

FORWARD LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Corporate History

We were incorporated in the State of Nevada on September 17, 2010 under the name Alliance Petroleum Corporation.  We are an exploration stage company engaged in the acquisition of interests and leases in developing and producing oil and natural gas wells.  On January 14, 2013, the Company changed its name to Malaysia Pro-Guardians Security Management Corporation.

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

Three Months and Six Months Ended June 30, 2014 Compared to the Three Months and Six Months Ended June 30, 2013

Our net loss for the three months ended June 30, 2014 was $3,600 compared to a net loss of $1,500 for the three months ended June 30, 2013. Our net loss for the six months ended June 30, 2014 was $3,900 compared to a net loss of $5,000 for the six months ended June 30, 2013.  During the three and six months ended June 30, 2014 and 2013, we did not generate any revenue.

During the three months ended June 30, 2014, we incurred total operating expenses of $3,600 compared to $1,500 incurred during the three months ended June 30, 2013. During the six months ended June 30, 2014, we incurred total operating expenses of $3,900 compared to $5,000 incurred during the six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, the Company had cash of $0 and total assets of $0.

The Company had a working capital of $0 at June 30, 2014.

Working Capital

	June 30, 2014 $	December 31, 2013 $
Current Assets	-	-
Current Liabilities	-	625
Working Capital (Deficit)	-	(625)

Cash Flows

	The six months ended June 30, 2014 $	The six months ended June 30, 2013 $
Cash Flows from (used in) Operating Activities	(4,525)	(5,000)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	4,525	5,000
Net Increase (decrease) in Cash During Period	-	-

Cash flow from Operating Activities

During the six months ended June 30, 2014, the Company used $ 4,525 of cash for operating activities, as compared to the $5,000 during the same period ended June 30, 2013. The decrease is due to the decrease in operating expenses.

Cash flow from Investing Activities

During the six months ended June 30, 2014 and 2013, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2014, the Company received $4,525 from shareholder to pay the operating expenses, as compared to the $5,000 that the Company received from shareholder in the same period ended June 30, 2013. The decrease is due to the decrease in operating expenses.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule

13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of June 30, 2014, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of June 30, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: August 18, 2014	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)