Form 10-Q
period 2014-09-30
Malaysia Pro-Guardians Security Management Corp
filed 2014-11-14
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ______

Malaysia Pro-Guardians Security Management Corporation

(Exact name of registrant as specified in its charter)

Nevada	333-172114	33-1219511
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

136-20 38th Avenue, Suite 3G

Flushing, NY 11354

 (Address of principal executive offices)

Phone: 718-395-8285

(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of September 30, 2014, there were 54,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

All references in this Form 10-Q to the  “Company”, “we”, “us,” or “our” are to  Malaysia Pro-Guardians Security Management Corporation (formerly known as “Alliance Petroleum Corporation”).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three month period ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Malaysia Pro-Guardians Security Management Corporation

September 30, 2014 and 2013

Malaysia Pro Guardian Security Management Corp

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,001	$—
Accounts receivable	50,000	—
Total Current Assets	60,001	—
Total Assets	$60,001	$—
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$625
Accrued expenses and other current liabilities	1,500	—
Total Current Liabilities	1,500	625
Total Liabilities	1,500	625

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock par value $0.001, 75,000,000 shares authorized; 54,550,000 and 14,550,000 shares issued and outstanding, respectively	54,550	14,550
Additional paid-in capital	200,359	150,833
Accumulated deficit	(196,408)	(166,008)
Total Stockholders' Equity	58,501	(625)
Total Liabilities and Stockholders' Equity	$60,001	$—

See accompanying notes to the consolidated financial statements.

Malaysia Pro Guardian Security Management Corp

Consolidated Statements of Operations

	For the Nine	For the Three	For the Nine	For the Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2014	2013	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue - related party	$50,000	$50,000	$—	$—

Operating Expenses
Professional fees	5,100	1,500	6,500	1,500
Consulting fees	5,000	5,000	—	—
Salary and compensation - officer	70,000	70,000	—	—
General and administrative expenses	300	—	—	—

Total operating expenses	80,400	76,500	6,500	1,500

Loss before Income Tax Provision	(30,400)	(26,500)	(6,500)	(1,500)

Income Tax Provision	—	—	—	—

Net Loss	$(30,400)	$(26,500)	$(6,500)	$(1,500)

Earnings Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	17,361,500	22,891,500	14,550,000	14,550,000

See accompanying notes to the consolidated financial statements.

Malaysia Pro Guardian Security Management Corp

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Interim Period Ended September 30, 2014

(Unaudited)

	Common Stock Par				Total
	Value $0.001		Additional		Stockholders'
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2012	14,550,000	$14,550	$135,833	$(150,383)	$—

Capital contribution			15,000		15,000
Net loss				(15,625)	(15,625)

Balance, December 31, 2013	14,550,000	14,550	150,833	(166,008)	(625)

Common stock issued for cash at $0.002 per share	2,500,000	2,500	2,500		5,000
Forgiveness of related party payables			4,525		4,525
Capital contribution			5,001		5,001
Common stock issued for services valued at $0.002 per share	37,500,000	37,500	37,500		75,000
Net loss				(30,400)	(30,400)

Balance, September 30, 2014	54,550,000	$54,550	$200,359	$(196,408)	$58,501

See accompanying notes to the consolidated financial statements.

Malaysia Pro Guardian Security Management Corp
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,400)	$(6,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	75,000	—
Changes in operating assets and liabilities:
Accounts receivable - related party	(50,000)	—
Accounts payable	(625)	—
Accrued expenses and other current liabilities	1,500	—

Net cash used in operating activities	(4,525)	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	9,526	6,500
Proceeds from sale of common stock	5,000	—

Net cash used in financing activities	14,526	6,500

Net change in cash	10,001	—

Cash at beginning of the reporting period	—	—
Cash at end of the reporting period	$10,001	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the consolidated financial statements.

Malaysia Pro-Guardians Security Management Corporation

September 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Malaysia Pro-Guardians Security Management Corporation (formally Alliance Petroleum Corporation)

Alliance Petroleum Corporation (“Alliance”) was incorporated on September 17, 2010 under the laws of the State of Nevada. Alliance engaged in oil and gas exploration activities. On January 14, 2013, Alliance changed its name to Malaysia Pro-Guardians Security Management Corporation (the “Company”). The Company engages in securities service upon formation of PMSM.

Formation of Proguard Management Services Malaysia SDN. BHD ("PMSM")

On August 13, 2014, the Company formed Proguard Management Services Malaysia SDN. BHD ("PMSM"), a wholly-owned subsidiary under the laws of Malaysia.

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 28, 2014.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Proguard Management Services Malaysia SDN. BHD	Kuala Lumpur, Malaysia	August 13, 2014	100%

The consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of the reporting period ending date(s) and for the reporting period(s).

All inter-company balances and transactions have been eliminated.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate its fair values because of the short maturity of these instrument.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended September 30, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

To achieve that core principle, an entity should apply the following steps:

  Identify the contract(s) with the customer
  Identify the performance obligations in the contract
  Determine the transaction price
  Allocate the transaction price to the performance obligations in the contract
  Recognize revenue when (or as) the entity satisfies a performance obligations

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

On September 8, 2014, the company issued 250,000 shares of its common stock in a private placement to certain accredited investors at $0.002 per share or $500 in cash. For the issuance and sale of the stock, the Company relied on the exemption from registration provided under Regulation D of the Securities Act of 1933, as amended.

Also on September 8, 2014, the Company issued 2,250,000 shares of its common stock in a private placement to certain foreign investors at a purchase price of $0.002 per share or $4,500 in cash. For the issuance and sale of the stock, the company relied on the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

On September 11, 2014, the Company issued 37,500,000 shares of its common stock to two individuals and one entity in exchange for services valued at $0.002 per share.

Additional paid-in capital

During the reporting period ended December 31, 2013, Mr. Chin Yung Kong, the Company’s sole director and officer, paid $15,000 for the Company’s audit and legal fees, which was booked as additional paid-in capital.

During the reporting period ended September 30, 2014, Mr. Chin Yung Kong, the Company’s sole director and officer, paid $4,525 for the Company’s audit and legal fees, which was booked as additional paid-in capital.

During the reporting period ended September 30, 2014, Mr. Chin Yung Kong, the Company’s sole director and officer, contributed $5,000 for the Company’s working capital, which was booked as additional paid-in capital.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Chairman, CEO, significant stockholder and director

QMIS Finance Securities Ltd.	An entity under common control

Sales to and Accounts Receivable from an Entity under Common Control.

Sales to and accounts receivable from an entity under common control represented all of the Company’s sales and accounts receivable.

A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Overview

Malaysia Pro-Guardians Security Management Corporation (“MPGS”) is a Nevada corporation incorporated on incorporated on September 17, 2010 under the name Alliance Petroleum Corporation.  On January 14, 2013, the Company changed its name to Malaysia Pro-Guardians Security Management Corporation (the “Company”). The Company engages in security service upon formation of PMSM.

On August 13, 2014, we completed the process of establishing a wholly owned subsidiary company, Proguard Management Services Malaysia SDN. BHD., in Malaysia (“PMSM”). PMSM’s scope of business is: (1) security consultation (2) copyright consultation, copyright and trademarks investigation and enforcement and trademarks consultation. By establishing this subsidiary in Malaysia, we start to engage in the business of providing security consultation, copyright consultation, copyright and trademarks investigation and enforcement and trademarks consultation services in Malaysia.

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

Three Months and Nine Months Ended September 30, 2014 Compared to the Three Months and Nine Months Ended September 30, 2013

Our net loss for the three months ended September 30, 2014 was $26,500 compared to a net loss of $1,500 for the three months ended September 30, 2013. Our net loss for the nine months ended September 30, 2014 was $30,400 compared to a net loss of $6,500 for the nine months ended September 30, 2013.  During the three and nine months ended September 30, 2014, we generated revenue of $50,000. During the three months ended September 30, 2014, we incurred total operating expenses of $76,500 compared to $1,500 incurred during the three months ended September 30, 2013. During the nine months ended September 30, 2014, we incurred total operating expenses of $80,400 compared to $6,500 incurred during the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash of $10,001 and total assets of $60,001.

The Company had a working capital of $58,501 at September 30, 2014.

Working Capital

	September 30, 2014 $	December 31, 2013 $
Current Assets	60,001-	—
Current Liabilities	1,500-	625
Working Capital (Deficit)	58,501-	(625)

Cash Flows

	The nine months ended September 30, 2014 $	The nine months ended September 30, 2013 $
Cash Flows from (used in) Operating Activities	(4,525)	—
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	(14,526)	—
Net Increase (decrease) in Cash During Period	10,001-	—

Cash flow from Operating Activities

During the nine months ended September 30, 2014, the Company used $4,525 of cash for operating activities, as compared to the $6,500 during the same period ended September 30, 2013. The slight decrease is due to the increase working capital and increase in operating expenses.

Cash flow from Investing Activities

During the nine months ended September 30, 2014, the Company used $0 of cash for investing activities, as compared to the $0 during the same period ended September 30 2013.

Cash flow from Financing Activities

During the nine months ended September 30, 2014, the Company received $9,526 from the sole shareholder capital contribution and $5,000 from the proceeds of sales of common stocks, as compared to the $6,500 capital contribution that the Company received from shareholder in the same period ended September 30, 2013. The increase is due to the increase in capital contributions.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of September 30, 2014, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of September 30, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. MINE SAFETY DISCLOSURES.

No report required.

ITEM 5.  OTHER INFORMATION.

No report required.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Malaysia Pro-Guardians Security Management Corporation

Dated: November 14, 2014	By:	/s/ Chin Yung Kong
Chin Yung Kong
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)