Form 10-K
period 2014-12-31
Malaysia Pro-Guardians Security Management Corp
filed 2015-04-15
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

136-40 39th Avenue, Suite 6B,

Garden Plaza

Flushing, NY 11354

(Address of principal executive offices)

Phone: Phone: 718-395-8285

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑ No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant (62,550,000 shares of common stock), as of June 30, 2014, was approximately $4,378,500, computed by reference to the last reported sale price of $0.07 per share on June 30, 2014.

As of April 15, 2015, there were 72,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Corporate History

We were incorporated in the State of Nevada on September 17, 2010 under the name Alliance Petroleum Corporation. On January 14, 2013, we changed the name to Malaysia Pro-Guardians Security Management Corporation. The Company engages in securities services through its subsidiary Proguard Management Services Malaysia SDN. BHD., in Malaysia (“PMSM”).

Current Business Plan

On August 13, 2014, we completed the process of establishing a wholly owned subsidiary company, PMSM. PMSM’s scope of business is: (1) security consultation (2) copyright consultation, copyright and trademark investigation, and enforcement and trademark consultation. By establishing this subsidiary in Malaysia, we start to engage in the business of providing security consultation, copyright consultation, copyright and trademark investigation and enforcement and trademarks consultation services in Malaysia.

Competition

We engage in security consultation services through PMSM. PMSM is a new and little known company. We currently have only two clients and our business would be affected by various factors outside of our  control, including international political conditions, overall levels of supply and demand for securities service, and the markets and competitors for us.

Principal Products and Services

We are currently providing security consultation, copyright consultation, copyright and trademarks investigation and enforcement and trademarks consultation services.

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

We are currently using the office space of approximately 2,000 square feet located 136-40 39th Avenue, Suite 6B, Garden Plaza Flushing, NY 11354, which is provided by our shareholder Mr. Chin Yung Kong free of charge.

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

Common Stock

Our common stock is currently quoted on the Over The Counter Bulletin Board under the symbol MPGS. Prior to January 14, 2013, our common stock was quoted under the symbol APCN.

The range of high and low bid quotations by quarter from January 1, 2014 through December 31, 2014 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2014 to December 31, 2014	0.24	0.18
July 1, 2014 to September 30, 2014	0.24	0.18
April 1, 2014 to June 30, 2014	0.24	0.18
January 1, 2014 to March 31, 2014	0.24	0.18

Record Holders

As at April 15, 2015, an aggregate of 72,550,000 shares of our common stock were issued and outstanding.

Recent Sales of Unregistered Securities

On September 8, 2014, the company issued 250,000 shares of its common stock in a private placement to certain accredited investors at $0.002 per share or $500 in cash. For the issuance and sale of the stock, the Company relied upon the exemption from registration provided under Regulation D of the Securities Act of 1933, as amended.

Also on September 8, 2014, the Company issued 2,250,000 shares of its common stock in a private placement to certain foreign investors at a purchase price of $0.002 per share or $4,500 in cash. For the issuance and sale of the stock, the Company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

On September 11, 2014, the Company issued 37,500,000 shares of its common stock to two individuals and one entity in exchange for services valued at $0.002 per share. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

On November 6, 2014, the Company issued 1800,000 shares of its common stock in a private placement to two investors at a purchase price of $0.005 per share or $90,000 in cash. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We were incorporated in the State of Nevada on September 17, 2010 under the name Alliance Petroleum Corporation. On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation. The Company engages in security service through its subsidiary PMSM (see below).

On August 13, 2014, we completed the process of establishing a wholly owned subsidiary company, Proguard Management Services Malaysia SDN. BHD., in Malaysia (“PMSM”). PMSM’s scope of business is: (1) security consultation (2) copyright consultation, copyright and trademarks investigation and enforcement and trademarks consultation. By establishing this subsidiary in Malaysia, we commenced the business of providing security consultation, copyright consultation, copyright and trademark investigation and enforcement and trademarks consultation services in Malaysia.

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

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

For the year ended December 31, 2014, we generated revenue of $110,000, representing an increase of $110,000 compared to the year ended December 31, 2013 The increase is primarily due to the fact that the Company began to engage in security services through its subsidiary (PMSM established on August 13,2014).

For the year ended December 31, 2014, we incurred total operating expenses of $182,639, representing an increase of $167,014 compared to the year ended December 31, 2013. The increase was primarily a result of increased consulting fees of $95,000, increased officer salaries of $70,000 (share based compensation), increased professional fees of $975 and increased general and administrative expenses of$1,039.

The weighted average number of shares outstanding was 29,447,100 for the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2014, the Company had cash of $9,662 and total assets of $119,662.

The Company had a working capital of $107,867 at December 31, 2014.

Working Capital

	December 31, 2014 $	December 31, 2013 $
Current Assets	119,662	—
Current Liabilities	11,795	625
Working Capital(Deficit)	107,867	(625)

Cash Flows

	The year ended December 31, 2014 $	The year ended December 31, 2013 $
Cash Flows from (used in) Operating Activities	(98,264)	(15,000)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	107,926	15,000
Net Increase (decrease) in Cash During year	9,662	—

Cash flow from Operating Activities

During the year ended December 31, 2014, the Company used $98,264 of cash for operating activities, as compared to the $15,000 during the year ended December 31, 2013. The significant increase is mainly due to the increase in operating expenses and changes in accounts receivable attributed to PMSM.

Cash flow from Investing Activities

During the period ended December 31, 2014 and 2013, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the year ended December 31, 2014, the Company received $12,926 from the sole shareholder capital contribution and $95,000 from the proceeds of sales of common stocks as compared to $15,000 capital contribution that the Company received from shareholder in the year ended December 31, 2013. The increase is due to the increase in capital contributions and sales of common stocks.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to fund our business operations. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Summary of Significant Accounting Policies

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

f. The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the mod

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting year ended December 31, 2014 or 2013.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements annexed to this annual report immediately after the signature page of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees with our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a profitable business and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Hua Fung Chin	36	CEO, CFO, Treasurer, Secretary and Director	March 9, 2015

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

Background and Business Experience

Hua Fung Chin, age 36, served as general manager of Malaysia Pro-Guardians Security Management Corporation since 2014. From 2008 to 2013 he served as general manager of QMIS finance group and from 2000 to 2007 he served as designer for Draftsman in Singapore. Hua Fung Chin received his bachelor degree of Multimedia on 2010.

Identification of Significant Employees

We have no employees, other than Hua Fung Chin, our sole officer and director.

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

Compliance with Section 16(a) of the Exchange Act

Hua Fung Chin, our CEO, CFO and director, has not filed the beneficial ownership filings required by Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2014:

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chin Yung Kong
President, CEO, CFO, Secretary, Treasurer and Director before March 8, 2015	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 15, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Chin Yung Kong President, CEO, CFO, Secretary, Treasurer and Director since March 8,2015 Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022	Common	10,000,000	13.78%
All Officers and Directors as a Group (1 Person)	Common	10,000,000	13.78%

5% and More Stockholder
Chua Chuan Ann 6B Jalan P15H, Preseint 15, 62050 Putrajaya W.P, Putrajaya.	Common	35,000,000	48.24%
Chin Yung Kong Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022	Common	10,000,000	13.78%
Lin Shih-Hui #6 2ND FL, Lane 51 Fangxing st, JiaYi city, TW	Common	9,500,000	13.09%
Lin Hui-Fen #6 3RD FL, Lane 51 Fangxing st, JiaYi city, TW	Common	9,000,000	12.41%
5% and More Stockholder as a Group(1 Person)	Common	63,500,000	87.52%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 72,550,000 issued and outstanding shares of common stock as of April 15, 2015

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Chin Yung Kong donated capital of $12,926 for the expenses and working capital for the year ended December 31, 2014.

Mr. Chin Yung Kong donated capital of $15,000 for the expenses for the year ended December 31, 2013.

On January 1, 2012, the Company entered into an executive agreement with Khurram Ijaz, the former director and officer of the Company.  The term of the executive agreement was one year from commencement date.  The Company has agreed to pay the executive a salary of $5,000 per month, payable on the first day of each month. On October 23, 2012, Khurram Ijaz resigned from the Company and therefore terminated the executive agreement. On October 22, 2012, Khurram Ijaz forgave all the unpaid salary owed to him under the executive agreement.

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

According to the NASDAQ definition, Chin Yung Kong is not an independent director because he is also an executive officer of the Company during the year of 2014.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$16,600	$8,000
Audit-related fees	$—	$—
Total	$16,600	$8,000

On April 1, 2015, the Company dismissed its independent registered public accounting firm, Li and Company, PC (“Li”). On April 1, 2015, concurrent with the dismissal of Li, the Company, upon the board of directors’ approval, engaged McCormack, Su & Company Inc. (“McCormack, Su & Co.”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately.

PART IV

ITEM 15.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
10.1	Lease option agreement and petroleum and natural gas lease between the Company and William Steer dated January 14, 2011	Filed with the SEC on April 22, 2011 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Malaysia Pro-Guardians Security Management Corporation

Dated: April 15, 2015	By:	/s/ Hua Fung Chin
Hua Fung Chin
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer), Sole Director

Malaysia Pro Guardian Security Management Corp

Financial Statements

December 31, 2014 and 2013 (Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company)

(Formerly Alliance Petroleum Corporation)

We have audited the accompanying balance sheets of Malaysia Pro-Guardians Security Management Corporation as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malaysia Pro-Guardians Security Management Corporation as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ McCormack, Su & Company Inc

Bellingham, WA

April 15, 2015

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$9,662	$—
Account receivable	110,000	—
TOTAL CURRENT ASSETS	119,662	—
TOTAL ASSETS	$119,662	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	795	625
Accrued expenses and other current liabilities	11,000	—
TOTAL CURRENT LIABILITIES	11,795	625
TOTAL LIABILITIES	11,795	625

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 72,550,000 and 14,550,000 shares issued and outstanding December 31, 2014 and December 31, 2013, respectively	72,550	14,550
Additional paid in capital	275,759	150,833
Deficit accumulated during the exploration stage	(240,442)	(166,008)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	107,867	(625)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$119,662	$—

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	The year ended December 31,
	2014	2013

Revenue	$110,000	$—

Operating expenses
Professional fees	17,600	15,625
Consulting fees	95,000	—
Salary and compensation - officer	70,000	—
General and administrative expenses	1,834	—
Total operating expenses	184,434	15,625

Loss before Income Tax Provision	(74,434)	(15,625)

Income Tax Provision	—	—

Net Loss	$(74,434)	$(15,625)

Net loss per share - Basic and Diluted	$0.00	$0.00

Weighted average shares outstanding, Basic and diluted	29,447,100	14,550,000

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				Deficit
			Additional	During the
	Common Stock		Paid-In	exploration
	Shares	Amount	Capital	Stage	TOTAL

Balance at December 31, 2012	14,550,000	$14,550	$135,833	$(150,383)	$—

Capital contribution	—	—	15,000	—	15,000
Net loss	—	—	—	(15,625)	(15,625)

Balance at December 31, 2013	14,550,000	$14,550	$150,833	$(166,008)	$(625)

Common stock issued for cash, $0.002 per Share	2,500,000	2,500	2,500	—	5,000
Common stock issued for services valued at $0.002 per share	37,500,000	37,500	37,500	—	75,000
Common stock issued for cash, $0.005 per Share	18,000,000	18,000	72,000	—	90,000
Capital contribution	—	—	12,926	—	12,926
Net loss	—	—	—	(74,434)	(74,434)

Balance at December 31, 2014	72,550,000	$72,550	$275,759	$(240,442)	$107,867

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	The year ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(74,434)	$(15,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	75,000	—
Changes in operating assets and liabilities:
Account Receivable	(110,000)	—
Account Payable	170	625
Accrued expenses and other current liabilities	11,000	—
NET CASH USED IN OPERATING ACTIVITIES	(98,264)	(15,000)

FINANCING ACTIVITIES:
Capital contribution	12,926	15,000
Proceeds from sale of common stock	95,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,926	15,000

NET CHANGE IN CASH	9,662	—

Cash, beginning of period	—	—

Cash, end of period	$9,662	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	—	—
Cash paid for income tax	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	75,000	—

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 1 - Organization and Operations

Malaysia Pro-Guardians Security Management Corporation (formally Alliance Petroleum Corporation)

Alliance Petroleum Corporation (“Alliance”) was incorporated on September 17, 2010 under the laws of the State of Nevada. On January 14, 2013, Alliance changed its name to Malaysia Pro-Guardians Security Management Corporation (the “Company”). The Company engages in security services upon the formation of PMSM.

Formation of Proguard Management Services Malaysia SDN. BHD ("PMSM")

On August 13, 2014, the Company formed Proguard Management Services Malaysia SDN. BHD ("PMSM"), a wholly-owned subsidiary under the laws of Malaysia. PMSM engaged in the security management service including security management implementation plan, professional training consultation and technical consultation

Note 2 - Significant and Critical Accounting Policies and Practices

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(iv)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(v)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(vi)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

c. The exercise price of the option.

d. The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

f. The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the mod

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting year ended December 31, 2014 or 2013.

Cash Flow Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flow reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company was authorized to issue was Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

On October 9, 2014, the Certificate of change filed pursuant to NRS 78.209. The Company is authorized to issue is Three hundred and Fifty Million (350,000,000) shares of which Three hundred and Fifty Million (350,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On September 8, 2014, the company issued 250,000 shares of its common stock in a private placement to certain accredited investors at $0.002 per share or $500 in cash. For the issuance and sale of the stock, the Company relied upon the exemption from registration provided under Regulation D of the Securities Act of 1933, as amended.

Also on September 8, 2014, the Company issued 2,250,000 shares of its common stock in a private placement to certain foreign investors at a purchase price of $0.002 per share or $4,500 in cash. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

On September 11, 2014, the Company issued 37,500,000 shares of its common stock to two individuals and one entity in exchange for services valued at $0.002 per share.

On November 6, 2014, the Company issued 18,000,000 shares of its common stock in a private placement to two investors at a purchase price of $0.005 per share or $90,000 in cash. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

Additional paid-in capital

During the reporting period ended December 31, 2013, Mr. Chin Yung Kong, the Company’s sole director and officer before March 8, 2015, paid $15,000 for the Company’s audit and legal fees, which was booked as additional paid-in capital.

During the reporting period ended December 31, 2014, Mr. Chin Yung Kong, the Company’s sole director and officer before March 8, 2015, paid $7,925 for the Company’s audit, legal fees and general and administrative expenses, which was booked as additional paid-in capital.

During the reporting year ended December 31, 2014, Mr. Chin Yung Kong, the Company’s sole director and officer before March 8, 2015, contributed $5,000 for the Company’s working capital and $1 for formation of subsidiary, which was booked as additional paid-in capital.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Chairman, CEO, significant stockholder and director before March 8, 2015

QMIS Finance Securities Ltd.	An entity under common control

Sales to and Accounts Receivable from an Entity under Common Control

Sales to and accounts receivable from an entity under common control represented $50,000 of the Company’s sales and accounts receivable.

A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. On March 8, 2015, Chin Yung Kong resigned as chief executive officer of the Company. On March 9, 2015, the Company’s board of directors appointed Hua Fung Chin as chief executive officer and chief financial officer. Pursuant to an employment agreement dated March 9, 2015, Hua Fung Chin is to receive an initial annual salary of $30,000, subject to adjustment. Hua Fung Chin employment with the Company may be terminated at any time, with or without cause, on at least 10 days’ written notice. In the event of termination, Hua Fung Chin shall be entitled to payment of all salary due to him as of the date of termination.

