Form 10-Q
period 2015-03-31
Malaysia Pro-Guardians Security Management Corp
filed 2015-05-15
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

As of May 15, 2015, there were 72,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three months’ period ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$—	$9,662
Account receivable	140,000	110,000
Total current assets	140,000	119,662

TOTAL ASSETS	$140,000	$119,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraw	2,114	—
Accounts payable	1,135	795
Accrued expenses and other current liabilities	11,000	11,000
Total current liabilities	14,249	11,795

TOTAL LIABILITIES	14,249	11,795

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 350,000,000 shares authorized, 72,550,000 and 72,550,000 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	72,550	72,550
Additional paid in capital	275,834	275,759
Accumulated deficit	(222,633)	(240,442)

TOTAL STOCKHOLDERS' DEFICIT	125,751	107,867

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$140,000	$119,662

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended March 31,
	2015	2014

REVENUE	$30,000	$—

OPERATING EXPENSES
General and administrative	12,191	300
Total operating expenses	12,191	300

INCOME BEFORE PROVISION FOR INCOME TAX	17,809	(300)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	17,809	(300)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding, Basic and diluted	72,550,000	14,550,000

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The three months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net profit (loss)	$17,809	$(300)
Changes in operating assets and liabilities:
Accounts Receivable	(30,000)	—
Accounts Payable	340	300
NET CASH USED IN OPERATING ACTIVITIES	(11,851)	—

FINANCING ACTIVITIES:
Cash overdraw	2,114	—
Capital contribution	75	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,189	—

NET CHANGE IN CASH	(9,662)	—

Cash, beginning of period	9,662	—

Cash, end of period	$—	$—

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2015

Note 1 – Nature of business and basis of presentation

Malaysia Pro-Guardians Security Management Corporation, formerly known as “Alliance Petroleum Corporation” (the “Company”) was incorporated on September 17, 2010, under the laws of the State of Nevada. On January 14, 2013, Alliance changed its name to Malaysia Pro-Guardians Security Management Corporation (the “Company”). The Company engages in Security service.

On August 13, 2014, the Company formed Proguard Management Services Malaysia SDN. BHD ("PMSM"), a wholly-owned subsidiary under the laws of Malaysia. PMSM engaged in the security management service including security management implementation plan, professional training consultation and technical consultation.

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended March 31, 2015 or 2014.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Chairman, CEO, significant stockholder and director before March 8, 2015

QMIS Finance Securities Ltd.	An entity under common control

Accounts Receivable from an Entity under Common Control

Accounts receivable from an entity under common control represented $50,000 of the Company’s accounts receivable.

A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 5 – Change of Management

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

Note 6 – Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We were incorporated in the State of Nevada on September 17, 2010 under the name Alliance Petroleum Corporation. On January 14, 2013, the Company’s name changed to Malaysia Pro-Guardians Security Management Corporation. The Company engages in securities service upon formation of PMSM.

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

The three Months Ended March 31, 2015Compared to the three Months Ended March 31, 2014

Our net profit for the three months ended March 31, 2015 was $17,809 compared to a net loss of $300 for the three months ended March 31, 2014.  The increase is primarily due to that the Company began to engage in security service through its subsidiary named PMSM established on August 13, 2014.

During the three months ended March 31, 2015, we incurred total operating expenses of $12,191 compared to $300 incurred during the three months ended March 31, 2014. The increase was primarily a result of the increased general and administrative expenses $11,891 as the business developed.

Liquidity and Capital Resources

At March 31, 2015 and December 31, 2014, the Company had cash of $0 and total assets of $9,662.

The Company had a working capital of $125,751 at March 31, 2015 compared with $107,867 at December 31, 2014.

Working Capital

	March 31, 2015 $	December 31, 2014 $
Current Assets	140,000	119,662
Current Liabilities	14,249	11,795
Working Capital (Deficit)	125,751	107,867

Cash Flows

	The three months ended March 31, 2015 $	The three months ended March 31, 2014 $
Cash Flows from (used in) Operating Activities	(11,851)	—
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	2,189	—
Net Increase (decrease) in Cash During Period	(9,662)	—

Cash flow from (used in) Operating Activities

During the three months ended March 31, 2015, the Company used $11,851 of cash in operating activities, as compared to the $0 during the three months ended March 31, 2014. The significant decrease is mainly due to the increase in net profit and decrease in changes of accounts receivable.

Cash flow from Investing Activities

During the three months ended March 31, 2015 and 2014, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2015, the Company received $75 from the sole shareholder capital contribution as compared to $0 during the three months ended March 31, 2014. The increase is due to the increase in capital contributions.

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

Going Concern

We are dependent upon obtaining financing to fund our business operations. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv)collectability is reasonably assured.

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

Earnings per Share

Earnings per share ("EPS") are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended March 31, 2015 or 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of March 31, 2015, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of March 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: May___, 2015	By:	/s/ Hua Fung Chin
Hua Fung Chin
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

