Form 10-Q
period 2015-06-30
Malaysia Pro-Guardians Security Management Corp
filed 2015-07-31
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2015

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

As of July 31, 2015, there were 72,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the six months’ period ended June 30, 2015 form part of this interim report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$22,793	$9,662
Account receivable	150,000	110,000
Total current assets	172,793	119,662

TOTAL ASSETS	$172,793	$119,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	980	795
Accrued expenses and other current liabilities	—	11,000
Total current liabilities	980	11,795

TOTAL LIABILITIES	980	11,795

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 350,000,000 shares authorized, 72,550,000 and 72,550,000 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	72,550	72,550
Additional paid in capital	293,109	275,759
Accumulated deficit	(193,846)	(240,442)

TOTAL STOCKHOLDERS' EQUITY	171,813	107,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,793	$119,662

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended June 30,		The six months ended June 30,
	2015	2014	2015	2014

REVENUE	$30,000	$—	$60,000	$—

OPERATING EXPENSES
General and administrative	1,213	3,600	13,404	3,900
Total operating expenses	1,213	3,600	13,404	3,900

INCOME BEFORE PROVISION FOR INCOME TAX	28,787	(3,600)	46,596	(3,900)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$28,787	$(3,600)	$46,596	$(3,900)

Net loss per share:
Net loss per share, Basic and diluted	0.00	(0.00)	0.00	(0.00)
Weighted average shares outstanding, Basic and diluted	72,550,000	14,550,000	72,550,000	14,550,000

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The six months ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net profit (loss)	$46,596	$(3,900)
Changes in operating assets and liabilities:
Accounts Receivable	(40,000)	—
Accounts Payable	185	(625)
Accrued expenses and other current liabilities	(11,000)	—
NET CASH USED IN OPERATING ACTIVITIES	(4,219)	(4,525)

FINANCING ACTIVITIES:
Capital contribution	17,350	4,525
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,350	4,525

NET CHANGE IN CASH	13,131	—

Cash, beginning of period	9,662	—

Cash, end of period	$22,793	$—

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2015

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended June 30, 2015 or 2014.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The three Months and six Months Ended June 30, 2015Compared to the three Months and six Months Ended June 30, 2014

Our net profit for the three months ended June 30, 2015 was $28,787 compared to a net loss of $3,600 for the three months ended June 30, 2014.  Our net profit for the six months ended June 30, 2015 was $46,596 compared to a net loss of $3,900 for the six months ended June 30, 2014. The increase is primarily due to that the Company began to engage in security service through its subsidiary named PMSM established on August 13, 2014.

During the three months ended June 30, 2015, we incurred total operating expenses of $1,213 compared to $3,600 incurred during the three months ended June 30, 2014. During the six months ended June 30, 2015, we incurred total operating expenses of $13,404 compared to $3,900 incurred during the six months ended June 30, 2014. The increase was primarily a result of the increased general and administrative expenses as the business developed.

Liquidity and Capital Resources

At June 30, 2015 and December 31, 2014, the Company had cash of $22,793 and total assets of $9,662.

The Company had a working capital of $171,813 at June 30, 2015 compared with $107,867 at December 31, 2014.

Working Capital

	June 30, 2015 $	December 31, 2014 $
Current Assets	172,793	119,662
Current Liabilities	980	11,795
Working Capital (Deficit)	171,813	107,867

Cash Flows

	The six months ended June 30, 2015 $	The six months ended June 30, 2014 $
Cash Flows from (used in) Operating Activities	(4,219)	(4,525)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	17,350	4,525
Net Increase (decrease) in Cash During Period	13,131	—

Cash flow from (used in) Operating Activities

During the six months ended June 30, 2015, the Company used $4,219 of cash in operating activities, as compared to the $4,525 during the six months ended June 30, 2014. The increase $306 is mainly due to the increase $50,496 in net profit and decrease $50,190 in changes of accounts receivable.

Cash flow from Investing Activities

During the six months ended June 30, 2015 and 2014, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2015, the Company received $17,350 from the sole shareholder capital contribution as compared to $4,525 during the six months ended June 30, 2014. The increase is due to the increase in capital contributions.

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended June 30, 2015 or 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of June 30, 2015, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of June 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: July 31, 2015	By:	/s/ Hua Fung Chin
Hua Fung Chin
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

