Form 10-Q
period 2015-09-30
Malaysia Pro-Guardians Security Management Corp
filed 2015-11-16
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2015

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

As of November 15, 2015, there were 102,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the nine months’ period ended September 30, 2015 form part of this interim report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$20,757	$9,662
Account receivable	180,000	110,000
Total current assets	200,757	119,662

TOTAL ASSETS	$200,757	$119,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,325	795
Tax payable	1,800	—
Accrued expenses and other current liabilities	18,000	11,000
Total current liabilities	21,125	11,795

TOTAL LIABILITIES	21,125	11,795

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 and 72,550,000 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	102,550	72,550
Additional paid in capital	324,339	275,759
Accumulated deficit	(247,257)	(240,442)

TOTAL STOCKHOLDERS' EQUITY	179,632	107,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,757	$119,662

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended September 30,		The nine months ended September 30,
	2015	2014	2015	2014

REVENUE	$30,000	$50,000	$90,000	$50,000

OPERATING EXPENSES
General and administrative	81,611	76,500	95,015	80,400
Total operating expenses	81,611	76,500	95,015	80,400

INCOME BEFORE PROVISION FOR INCOME TAX	(51,611)	(26,500)	(5,015)	(30,400)

PROVISION FOR INCOME TAXES	1,800	—	1,800	—

NET INCOME (LOSS)	$(53,411)	$(26,500)	$(6,815)	$(30,400)

Net loss per share:
Net loss per share, Basic and diluted	0.00	(0.00)	0.00	(0.00)
Weighted average shares outstanding, Basic and diluted	72,550,000	22,891,500	72,550,000	17,361,500

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The nine months ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net profit (loss)	$(6,815)	$(30,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	60,000	75,000
Changes in operating assets and liabilities:
Accounts Receivable	(70,000)	(50,000)
Accounts Payable	530	(625)
Tax Payable	1,800	—
Accrued expenses and other current liabilities	7,000	1,500
NET CASH USED IN OPERATING ACTIVITIES	(7,485)	(4,525)

FINANCING ACTIVITIES:
Capital contribution	18,580	9,526
Proceeds from sale of common stock	—	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,580	14,526

NET CHANGE IN CASH	11,095	10,001

Cash, beginning of period	9,662	—

Cash, end of period	$20,757	$10,001

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

SEPTEMBER 30, 2015

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended September 30, 2015 or 2014.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Chairman, CEO, significant stockholder and director before March 8, 2015
Westwind LLC	An entity under common control
QMIS Finance Securities Ltd.	An entity under common control

Accounts Receivable from an Entity under Common Control

Accounts receivable from an entity under common control represented $80,000 of the Company’s accounts receivable.

Revenue from an entity under common control represented $30,000 of the Company’s revenue.

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

Note 6 – Income tax

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The subsidiary PMSM is organized and located in the Malaysia and does not conduct any business in the United States.

Taxation on profits earned in the Malaysia has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the Malaysia where the Company operates after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

In accordance with the relevant tax laws in the Malaysia, the Company statutory rates were 15% and 15% for the three and nine months ended September 30, 2015 and 2014, respectively. The income tax expenses were $1,800 and nil for the nine months ended September 30, 2015 and 2014, respectively.

Note 7 – Subsequent Events

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

The three Months and nine Months Ended September 30, 2015Compared to the three Months and nine Months Ended September 30, 2014

Our net loss for the three months ended September 30, 2015 was $53,411compared to a net loss of $26,500 for the three months ended September 30, 2014.  Our net loss for the nine months ended September 30, 2015 was $6,815 compared to a net loss of $30,400 for the nine months ended September 30, 2014. The decrease is primarily due to that the Company began to engage in security service and generated sufficient revenue through its subsidiary named PMSM established on August 13, 2014.

During the three months ended September 30, 2015, we incurred total operating expenses of $81,611 compared to $76,500 incurred during the three months ended September 30, 2014. During the nine months ended September 30, 2015, we incurred total operating expenses of $95,015 compared to $80,400 incurred during the nine months ended September 30, 2014. The increase was primarily a result of the increased general and administrative expenses as the business developed.

Liquidity and Capital Resources

At September 30, 2015 and December 31, 2014, the Company had cash of $20,757 and $9,662.

The Company had a working capital of $179,632 at September 30, 2015 compared with $107,867 at December 31, 2014.

Working Capital

	September 30, 2015 $	December 31, 2014 $
Current Assets	200,757	119,662
Current Liabilities	21,125	11,795
Working Capital (Deficit)	179,632	107,867

Cash Flows

	The nine months ended September 30, 2015 $	The nine months ended September 30, 2014 $
Cash Flows from (used in) Operating Activities	(7,485)	(4,525)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	18,580	14,526
Net Increase (decrease) in Cash During Period	11,095	10,001

Cash flow from (used in) Operating Activities

During the nine months ended September 30, 2015, the Company used $7,485 of cash in operating activities, as compared to the $4,525 during the nine months ended September 30, 2014. The increase $2,960 is mainly due to the increase $23,585 in net profit and decrease $11,545 in changes of operating assets and liabilities and $15,000 in Share based compensation.

Cash flow from Investing Activities

During the nine months ended September 30, 2015 and 2014, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the nine months ended September 30, 2015, the Company received $18,580 from the sole shareholder capital contribution $18,580 as compared to $9,526 from the sole shareholder capital contribution and $5,000 from the proceeds of sales of common stocks during the nine months ended September 30, 2014. The increase is due to the increase in capital contributions.

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended September 30, 2015 or 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of September 30, 2015, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of September 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: November 16, 2015	By:	/s/ Hua Fung Chin
Hua Fung Chin
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

