Form 10-Q/A
period 2015-03-31
Malaysia Pro-Guardians Security Management Corp
filed 2017-06-16
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 15, 2015, there were 72,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding traced to transfer agent report.

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

Explanatory Note

This Amendment No. 1 to Form 10-Q/A amends and restates the quarterly report on Form 10-Q of the Company for the three months ended March 31, 2015, as originally filed with SEC on May 15, 2015. This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three months ended March 31, 2015.

As more fully described in Note 1 to the consolidated financial statements, management determined that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2015 contained an error that the sales failed to meet the revenue recognition conditions. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three months ended March 31, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the three months ended March 31, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the error previously issued in the unaudited consolidated financial statements for this period. We also restate our unaudited consolidated financial statements for the three months ended March 31, 2015 to reflect some immaterial reclassifications.

Although this Form 10-Q/A supersedes the previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2015 in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three months’ period ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Malaysia Pro-Guardians Security Management Corporation

Table of Contents to Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2015 and December 31,2014

Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS
Current assets
Cash	$—	$9,662
Account receivable	20,000	20,000
Total current assets	20,000	29,662

TOTAL ASSETS	$20,000	$29,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	2,114	—
Accounts payable	1,135	795
Accrued expenses and other current liabilities	11,000	11,000
Due to related party	75	—
Total current liabilities	14,324	11,795

TOTAL LIABILITIES	14,324	11,795

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 350,000,000 shares authorized, 72,550,000 and 72,550,000 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	72,550	72,550
Additional paid in capital	275,759	275,759
Accumulated deficit	(342,633)	(330,442)

TOTAL STOCKHOLDERS' DEFICIT	5,676	17,867

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,000	$29,662

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended March 31,
	2015	2014
	(Restated)

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	12,191	300
Total operating expenses	12,191	300

LOSS BEFORE PROVISION FOR INCOME TAX	(12,191)	(300)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(12,191)	(300)

Net loss per share:
Net loss per share, Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	72,550,000	72,550,000

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The three months ended March 31,
	2015	2014
	(Restated)
OPERATING ACTIVITIES:
Net loss	$(12,191)	$(300)
Changes in operating assets and liabilities:
Accounts Receivable	—	—
Bank overdraw	2,114	—
Accounts Payable	340	300
NET CASH USED IN OPERATING ACTIVITIES	(9,737)	—

FINANCING ACTIVITIES:
Due to related part	75	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	75	—

NET CHANGE IN CASH	(9,662)	—

Cash, beginning of period	9,662	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income tax paid	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$—	$—

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

Restatement of Previously Issued Consolidated Financial Statements

In connection with the review of the Form 10-Q, management determined that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2015 contained an error that the sales failed to meet the recognition conditions. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three months ended March 31, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the three months ended March 31, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the previously identified error in the unaudited consolidated financial statements for this period. We also restate our unaudited consolidated financial statements for the three months ended March 31, 2015 to reflect some immaterial reclassifications.

The Company restated the unaudited consolidated balance sheet as of March 31,2015 and December 31, 2014, and the unaudited consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2015 to reflect the correcting book entry as described in Note 7. There was an impact to our sales or retain earnings and account receivable as a result of these errors.

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

Note 4 – Related Party Transactions (Restated)

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Chairman, CEO, significant stockholder and director before March 8, 2015

Mr. Chin Yung Kong paid net $75 and nil on behalf of the Company for the expense during the three months ended March 31, 2015 and 2014.

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

Note 7 – Restatement of Previously Issued Unaudited Consolidated Financial Statements

In connection with the review of the Form 10-Q, management determined that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2015 contained an error that the sales failed to meet the recognition conditions. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three months ended March 31,2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the three months ended March 31, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the previously identified error in the unaudited consolidated financial statements for this period. We also restate our unaudited consolidated financial statements for the three months ended March 31, 2015 to reflect some immaterial reclassifications.

During the year of 2014, we booked $90,000 sales and account receivable that failed to meet the revenue recognition conditions. The Company wrote off the sales and account receivables and restated the consolidated balance sheet as of December 31, 2014. We also write off $30,000 sales and account receivable that failed to meet the revenue recognition conditions and restated the consolidated balance sheet as of March 31, 2015 and the consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2015 to reflect the correcting book entry as described below.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015

	As originally	Amount of
	Presented	Restatement	As Restated

ASSETS
CURRENT ASSETS:
Cash	$—	$—	$—
Account receivable	140,000	(120,000)	20,000
TOTAL CURRENT ASSETS	140,000	(120,000)	20,000
TOTAL ASSETS	$140,000	$(120,000)	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	2114	—	2114
Accounts Payable	1135	—	1135
Accrued expenses and other current liabilities	11,000	—	11,000
Due to related party	—	75	75
TOTAL CURRENT LIABILITIES	14,249	—	14,324
TOTAL LIABILITIES	14,249	75	14,324

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 72,550,000 shares issued and outstanding March 31, 2015.	72,550	—	72,550
Additional paid in capital	275,834	(75)	275,759
Accumulated Deficit	(222,633)	(120,000)	(342,633)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	125,751	(120,075)	5,676

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$140,000	$(120,000)	$20,000

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,2014

	As originally	Amount of
	Presented	Restatement	As Restated

ASSETS
CURRENT ASSETS:
Cash	$9,662	$—	$9,662
Account receivable	110,000	(90,000)	20,000
TOTAL CURRENT ASSETS	119,662	(90,000)	29,662
TOTAL ASSETS	$119,662	$(90,000)	$29,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	795	—	795
Accrued expenses and other current liabilities	11,000	—	11,000
TOTAL CURRENT LIABILITIES	11,795	—	11,795
TOTAL LIABILITIES	11,795	—	11,795

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 72,550,000 shares issued and outstanding December 31, 2014.	72,550	—	72,550
Additional paid in capital	275,759	—	275,759
Deficit accumulated during the exploration stage	(240,442)	(90,000)	(330,442)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	107,867	(90,000)	17,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$119,662	$(90,000)	$29,662

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE THREE MONTHS ENDED MARCH 31,2015

	As originally	Amount of
	Presented	Restatement	As Restated

Revenue	$30,000	$(30,000)	$—

Operating expenses
General and administrative expenses	12,191	—	12,191
Total operating expenses	12,191	—	12,191

Income (Loss) before Income Tax Provision	17,809)	(30,000)	(12,191)

Income Tax Provision	—	—	—

Net Income (Loss)	$17,809	$(30,000)	$(12,191)

Net income( loss) per share - Basic and Diluted	$0.00	$—	$(0.00)
		—
Weighted average shares outstanding, Basic and diluted	72,550,000,	—	72,550,000

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE THREE MONTHS ENDED MARCH 31,2015

	As originally	Amount of
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net loss	$17,809	$(30,000)	$(12,191)
Changes in operating assets and liabilities:		—
Account Receivable	(30,000)	30,000	—
Bank overdraw	2114	—	2,114
Account Payable	340	—	340
NET CASH USED IN OPERATING ACTIVITIES	(9,737)	—	(9,737)

FINANCING ACTIVITIES:
Due to related party	75	—	75
NET CASH PROVIDED BY FINANCING ACTIVITIES	75	—	75

NET CHANGE IN CASH	(9,662)	—	(9,662)

Cash, beginning of period	9,662	—	9,662

Cash, end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$35	$—	$35
Cash paid for income tax	—	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$—	$—	$—

See accompanying notes to the consolidated financial statements

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

During the year of 2014, we got $20,000 sales from our security consultation business. However, beginning from 2015, our sole client ended the cooperation with us and we have not sought new client to develop our business. The Company’s officers and directors have determined that the Company lacks the resources to properly develop the Company’s Previous business model, therefore, the Company’s officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity: “to enhance the distribution to creditors” and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company.

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

The three Months Ended March 31, 2015Compared to the three Months Ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company did not generate any revenue.

During the three months ended March 31, 2015, we incurred total operating expenses of $12,191 compared to $300 incurred during the three months ended March 31, 2014. The increase was primarily a result of the increased general and administrative expenses $11,891.

Liquidity and Capital Resources

At March 31, 2015, the Company had cash of $0 and total assets of $20,000.

The Company had a working capital of $5,676 at March 31, 2015 compared with $17,867 at December 31, 2014.

Working Capital (Restated)

	March 31, 2015 $	December 31, 2014 $
Current Assets	20,000	29,662
Current Liabilities	14,324	11,795
Working Capital (Deficit)	5,676	17,867

Cash Flows

	The three months ended March 31, 2015 $	The three months ended March 31, 2014 $
Cash Flows from (used in) Operating Activities	(9,737)	—
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	75	—
Net Increase (decrease) in Cash During Period	(9,662)	—

Cash flow from (used in) Operating Activities

During the three months ended March 31, 2015, the Company used $9,737 of cash in operating activities, as compared to the $0 during the three months ended March 31, 2014. The significant decrease is mainly due to the decrease in net profit.

Cash flow from Investing Activities

During the three months ended March 31, 2015 and 2014, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2015, the Company received $75 from the sole shareholder as compared to $0 during the three months ended March 31, 2014. The increase is due to the increase in due to related party.

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

Malaysia Pro-Guardians Security Management Corporation

Dated: June 16, 2017	By:	/s/ Hua Fung Chin
Hua Fung Chin
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

24