Form 10-Q/A
period 2015-06-30
Malaysia Pro-Guardians Security Management Corp
filed 2017-06-16
CIK 1510949

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

As of July 31, 2015, there were 102,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

This Amendment No. 1 to Form 10-Q/A amends and restates the quarterly report on Form 10-Q of the Company for the six months ended June 30, 2015, as originally filed with SEC on July 31, 2015. This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the six months ended June 30, 2015.

As more fully described in Note 1 to the consolidated financial statements, management determined that previously issued unaudited consolidated financial statements issued for the six months ended June 30, 2015 contained some errors as below:

a)	The sales failed to meet the revenue recognition conditions for the consolidated financial statements ended June 30, 2015 and for the balance sheet ended December 31, 2014.

b)	The Company issued 30,000,000 shares for Salary and compensation of officer valued at $0.005 per share on June 12, 2015. But the Company wrongly recorded it in September of 2015.

c)	The cash $20,000 proceed from the Company’s shareholder wrongly to be record as return of account receivable.

d)	The Company’s shareholder paid expense $12,202 on behalf of the Company should be record as due to related party, has been wrongly record as capital contribution on APIC account.

e)	An immaterial expense $18 of bank service has been missed.

The Company evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of these errors for the six months ended June 30, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the six months ended June 30, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the errors previously issued in the unaudited consolidated financial statements for this period.

Although this Form 10-Q/A supersedes the previously issued unaudited consolidated financial statements issued for the six months ended June 30, 2015 in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the period ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Malaysia Pro-Guardians Security Management Corporation

Table of Contents to Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2015 and December 31,2014

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014

Notes to the Consolidated Financial Statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS
Current assets
Cash	$22,775	$9,662
Account receivable	20,000	20,000
Total current assets	42,775	29,662

TOTAL ASSETS	$42,775	$29,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	980	795
Accrued expenses and other current liabilities	11,000	11,000
Due to related	25,130	—
Total current liabilities	37,110	11,795

TOTAL LIABILITIES	37,110	11,795

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 and 72,550,000 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	102,550	72,550
Additional paid in capital	395,759	275,759
Accumulated deficit	(492,644)	(330,442)

TOTAL STOCKHOLDERS' DEFICIT	5,665	17,867

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,775	$29,662

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended June 30,		The six months ended June 30,
	2015	2014	2015	2014
	(Restated)		(Restated)

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	150,086	3,600	162,202	3,900
Total operating expenses	150,086	3,600	162,202	3,900

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(150,086)	(3,600)	(162,202)	(3,900)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(150,086)	$(3,600)	$(162,202)	$(3,900)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding, Basic and diluted	78,883,333	72,550,000	75,716,667	72,550,000

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The six months ended June 30,
	2015	2014
	(Restated)

OPERATING ACTIVITIES:
Net loss	$(162,202)	$(3,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	150,000	—
Changes in operating assets and liabilities:
Accounts Payable	185	(625)
Accrued expenses and other current liabilities	—	—
NET CASH USED IN OPERATING ACTIVITIES	(12,017)	(4,525)

FINANCING ACTIVITIES:
Due to related party	25,130	—
Capital contribution	—	4,525
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,130	4,525

NET CHANGE IN CASH	13,113	—

Cash, beginning of period	9,662	—

Cash, end of period	$22,775	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$70	$—
Income tax paid	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$150,000	$—

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

Restatement of Previously Issued Consolidated Financial Statements

In connection with the review of the Form 10-Q, management determined that previously issued unaudited consolidated financial statements issued for the six months ended June 30, 2015 contained some errors as below:

a)	The sales failed to meet the revenue recognition conditions for the consolidated financial statements ended June 30, 2015 and for the balance sheet ended December 31, 2014.

b)	The Company issued 30,000,000 shares for Salary and compensation of officer valued at $0.005 per share on June 12, 2015. But the Company wrongly recorded it in September of 2015.

c)	The cash $20,000 proceed from the Company’s shareholder wrongly to be record as return of account receivable.

d)	The Company’s shareholder paid expense $12,202 on behalf of the Company should be record as due to related party, has been wrongly record as capital contribution on APIC account.

e)	An immaterial expense $18 of bank service has been missed.

The Company evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of these errors for the six months ended June 30, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the six months ended June 30, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the errors previously issued in the unaudited consolidated financial statements for this period.

The Company restated the unaudited consolidated balance sheet as of June 30, 2015 and December 31, 2014, and the unaudited consolidated statements of operations for the three and six months ended June 30, 2015, and unaudited consolidated cash flows for the six months ended June 30, 2015 to reflect the correcting book entry as described in Note 7.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Mr. Chin Yung Kong paid $12,202 on behalf of the Company for the expense and deposit $20,000 in the Company’s bank during the six months ended June 30, 2015.

Mr. Chin Yung Kong paid $4,525 on behalf of the Company for the expense during the six months ended June 30,2014.

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

Note 7 – Restatement of Previously Issued Unaudited Consolidated Financial Statements

In connection with the review of the Form 10-Q, management determined that previously issued unaudited consolidated financial statements issued for the six months ended June 30, 2015 contained some errors as below:

a)	The sales failed to meet the revenue recognition conditions for the consolidated financial statements ended June 30, 2015 and for the balance sheet ended December 31, 2014.

b)	The Company issued 30,000,000 shares for Salary and compensation of officer valued at $0.005 per share on June 12, 2015. But the Company wrongly recorded it in September of 2015.

c)	The cash $20,000 proceed from the Company’s shareholder wrongly to be record as return of account receivable.

d)	The Company’s shareholder paid expense $12,202 on behalf of the Company should be record as due to related party, has been wrongly record as capital contribution on APIC account.

e)	An immaterial expense $18 of bank service has been missed.

The Company evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of these errors for the six months ended June 30, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the six months ended June 30, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the errors previously issued in the unaudited consolidated financial statements for this period, the correcting book entry as described below.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,2015

	As originally	Amount of
	Presented	Restatement	As Restated

ASSETS
CURRENT ASSETS:
Cash	$22,793	$(18)	$22,775
Account receivable	150,000	(130,000)	20,000
TOTAL CURRENT ASSETS	172,793	(130,018)	42,775
TOTAL ASSETS	$172,793	$(130,018)	$42,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	980	—	980
Accrued expenses and other current liabilities	—	11,000	11,000
Due to related party	—	25,130	25,130
TOTAL CURRENT LIABILITIES	980	—	37,110
TOTAL LIABILITIES	980	36,130	37,110

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 shares issued and outstanding June 30, 2015.	72,550	30,000	102,550
Additional paid in capital	293,109	102,650	395,759
Accumulated deficit	(193,846)	(298,798)	(492,644)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	171,813	(166,148)	5,665

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$172,793	$(130,018)	$42,775

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

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE THREE MONTHS ENDED JUNE 30,2015

	As originally	Amount of
	Presented	Restatement	As Restated

Revenue	$30,000	$(30,000)	$—

Operating expenses
General and administrative expenses	1,213	148,873	150,086
Total operating expenses	1,213	148,873	150,086

Income (Loss) before Income Tax Provision	28,787	(178,873)	(150,086)

Income Tax Provision	—	—	—

Net Income (Loss)	$28,787	$(178,873)	$(150,086)

Net loss per share - Basic and Diluted	$0.00	$—	$(0.00)
		—
Weighted average shares outstanding, Basic and diluted	72,550,000	—	78,883,333

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE SIX MONTHS ENDED JUNE 30,2015

	As originally	Amount of
	Presented	Restatement	As Restated

Revenue	$60,000	$(60,000)	$—

Operating expenses
General and administrative expenses	13,404	148,798	162,202
Total operating expenses	13,404	148,798	162,202

Income (Loss) before Income Tax Provision	46,596	(208,798)	(162,202)

Income Tax Provision	—	—	—

Net Income(Loss)	$46,596	$(208,798)	$(162,202)

Net loss per share - Basic and Diluted	$0.00	$—	$(0.00)
		—
Weighted average shares outstanding, Basic and diluted	72,550,000	—	75,716,667

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE THREE MONTHS ENDED JUNE,2015

	As originally	Amount of
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net loss	$46,596	$(208,798)	$(162,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	150,000	150,000
Changes in operating assets and liabilities:		—
Account Receivable	(40,000)	40,000	—
Account Payable	185	—	185
Accrued expenses and other current liabilities	(11,000)	11,000	—
NET CASH USED IN OPERATING ACTIVITIES	(4,219)	(7,798)	(12,017)

FINANCING ACTIVITIES:
Capital contribution	17,350	(17,350)	—
Due to related party	—	25,130	25,130
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,350	7,780	25,130

NET CHANGE IN CASH	13,131	(18)	13,113

Cash, beginning of period	9,662	—	9,662

Cash, end of period	$22,793	$—	$22,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$70	$—	$70
Cash paid for income tax	—	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$—	$—	$—

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

The three and six Months Ended June 30, 2015 Compared to the three and six Months Ended June 30, 2014

During the three and six months ended June 30, 2015 and 2014, the Company did not generate any revenue.

During the three and six months ended June 30, 2015, we incurred total operating expenses of $150,086 and $162,202 compared to $3,600 and $3,900 incurred during the three and six months ended June 30, 2014. The increase was primarily a result of the increased general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2015, the Company had cash of $22,775 and total assets of $42,775.

The Company had a working capital of $5,665 at June 30, 2015 compared with $17,867 at December 31, 2014.

Working Capital (Restated)

	June 30, 2015 $	December 31, 2014 $
Current Assets	42,775	29,662
Current Liabilities	37,110	11,795
Working Capital (Deficit)	5,665	17,867

Cash Flows (Restated)

	The six months ended June 30, 2015 $	The six months ended June 30, 2014 $
Cash Flows from (used in) Operating Activities	(12,017)	(4,525)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	25,130	4,525
Net Increase (decrease) in Cash During Period	(13,113)	—

Cash flow from (used in) Operating Activities

During the six months ended June 30, 2015, the Company used $12,017 of cash in operating activities, as compared to the $4,525 during the six months ended June 30, 2014. The significant decrease $7,492 is mainly due to the decrease $158,302 in net profit and partly offset by the increase $150,000 of share based compensation and $185 in changes of accounts payable.

Cash flow from Investing Activities

During the six months ended June 30, 2015 and 2014, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2015, the Company received $25,130 from its shareholder. During the six months ended June 30, 2014, the Company received $4,525 from capital contribution.

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

23