Form 10-Q/A
period 2015-09-30
Malaysia Pro-Guardians Security Management Corp
filed 2017-06-16
CIK 1510949

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

This Amendment No. 1 to Form 10-Q/A amends and restates the quarterly report on Form 10-Q of the Company for the nine months ended September 30, 2015, as originally filed with SEC on November 16, 2015. This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the nine months ended September 30, 2015.

As more fully described in Note 1 to the consolidated financial statements, management determined that previously issued unaudited consolidated financial statements issued for the nine months ended September 30, 2015 contained some errors as below:

a)	The sales failed to meet the revenue recognition conditions for the consolidated financial statements ended September 30, 2015 and its comparable financial statements of 2014. There were $90,000 and $30,000 sales failed to meet the revenue recognition during the nine months ended September 30, 2015 and 2014.

b)	The tax payable accrued failed to meet the income tax recognition conditions as that the revenue has been write off and the Company had no income before provision of income tax.

c)	The salary expense accrued $18,000 during third quarter of 2015 failed to meet the expense recognition conditions for the consolidated financial statements ended September 30, 2015.

d)	The Company issued 30,000,000 shares for Salary and compensation of officer valued at $0.005 per share on June 12, 2015. But the Company wrongly recorded it in September of 2015 valued at $0.002 per share.

e)	The Company’s shareholder paid expense $14,565 on behalf of the Company should be record as due to related party, has been wrongly record as capital contribution on APIC account.

f)	An immaterial expense $18 of bank service in June of 2015, but the Company wrongly record it in July of 2015.

The Company evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of these errors for the nine months ended September 30, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the nine months ended September 30, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the errors previously issued in the unaudited consolidated financial statements for this period.

Although this Form 10-Q/A supersedes the previously issued unaudited consolidated financial statements issued for the nine months ended September 30, 2015 in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the period ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Malaysia Pro-Guardians Security Management Corporation

Table of Contents to Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2015 and December 31,2014

Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Nine months Ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2015 and 2014

Notes to the Consolidated Financial Statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS
Current assets
Cash	$20,757	$9,662
Account receivable	—	20,000
Total current assets	20,757	29,662

TOTAL ASSETS	$20,757	$29,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	1,325	795
Accrued expenses and other current liabilities	—	11,000
Due to related party	16,130	—
Total current liabilities	17,455	11,795

TOTAL LIABILITIES	17,455	11,795

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 and 72,550,000 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	102,550	72,550
Additional paid in capital	395,759	275,759
Accumulated deficit	(495,007)	(330,442)

TOTAL STOCKHOLDERS' DEFICIT	3,302	17,867

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,757	$29,662

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended September 30,		The nine months ended September 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUE	$—	$20,000	$—	$20,000

OPERATING EXPENSES
General and administrative	2,363	76,500	164,565	80,400
Total operating expenses	2,363	76,500	164,565	80,400

LOSS BEFORE PROVISION FOR INCOME TAX	(2,363)	(56,500)	(164,565)	(60,400)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,363)	$(56,500)	$(164,565)	$(60,400)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding, Basic and diluted	109,143,407	16,320,833	84,792,647	17,518,750

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The nine months ended September 30,
	2015	2014
	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net loss	$(164,565)	$(60,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	150,000	75,000
Changes in operating assets and liabilities:
Accounts Receivable	20,000	(20,000)
Accounts Payable	530	(625)
Accrued expenses and other current liabilities	(11,000)	1,500
NET CASH USED IN OPERATING ACTIVITIES	(5,035)	(4,525)

FINANCING ACTIVITIES:
Due to related party	16,130	—
Common shares issued for cash	—	5,000
Capital contribution	—	9,526
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,130	14,526

NET CHANGE IN CASH	11,095	10,001

Cash, beginning of period	9,662	—

Cash, end of period	$20,757	$10,001

SUPPLEMENTAL DISCLOSURES:
Interest paid	$70	$—
Income tax paid	—	—

NON-CASH TRANSACTIONS:
Common shares issued for services	$150,000	$75,000

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

Restatement of Previously Issued Consolidated Financial Statements

In connection with the review of the Form 10-Q, management determined that previously issued unaudited consolidated financial statements issued for the nine months ended September 30, 2015 contained some errors as below:

a)	The sales failed to meet the revenue recognition conditions for the consolidated financial statements ended September 30, 2015 and its comparable financial statements of 2014. There were $90,000 and $30,000 sales failed to meet the revenue recognition during the nine months ended September 30, 2015 and 2014.

b)	The tax payable accrued failed to meet the income tax recognition conditions as that the revenue has been write off and the Company had no income before provision of income tax.

c)	The salary expense accrued $18,000 during third quarter of 2015 failed to meet the expense recognition conditions for the consolidated financial statements ended September 30, 2015

d)	The Company issued 30,000,000 shares for Salary and compensation of officer valued at $0.005 per share on June 12, 2015. But the Company wrongly recorded it in September of 2015 valued at $0.002 per share.

e)	The Company’s shareholder paid expense $14,565 on behalf of the Company should be record as due to related party, has been wrongly record as capital contribution on APIC account.

f)	An immaterial expense $18 of bank service in June of 2015, but the Company wrongly record it in July of 2015.

The Company evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of these errors for the nine months ended September 30, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the nine months ended September 30, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the errors previously issued in the unaudited consolidated financial statements for this period.

The Company restated the unaudited consolidated balance sheet as of September 30, 2015 and December 31, 2014, and the unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, and unaudited consolidated cash flows for the nine months ended September 30, 2015 and 2014 to reflect the correcting book entry as described in Note 7.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Mr. Chin Yung Kong paid $14,565 on behalf of the Company for the expense during the nine months ended September 30, 2015.

Mr. Chin Yung Kong paid $9,525 on behalf of the Company for the expense as capital contribution during the nine months ended September 30, 2014.

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

Note 7 – Restatement of Previously Issued Unaudited Consolidated Financial Statements

In connection with the review of the Form 10-Q, management determined that previously issued unaudited consolidated financial statements issued for the nine months ended September 30, 2015 contained some errors as below:

a)	The sales failed to meet the revenue recognition conditions for the consolidated financial statements ended September 30, 2015 and its comparable financial statements of 2014. There were $90,000 and $30,000 sales failed to meet the revenue recognition during the nine months ended September 30, 2015 and 2014.
b)	The tax payable accrued failed to meet the income tax recognition conditions as that the revenue has been write off and the Company had no income before provision of income tax.

c)	The salary expense accrued $18,000 during third quarter of 2015 failed to meet the expense recognition conditions for the consolidated financial statements ended September 30, 2015.

d)	The Company issued 30,000,000 shares for Salary and compensation of officer valued at $0.005 per share on June 12, 2015. But the Company wrongly recorded it in September of 2015 valued at $0.002 per share.

e)	The Company’s shareholder paid expense $14,565 on behalf of the Company should be record as due to related party, has been wrongly record as capital contribution on APIC account.

f)	An immaterial expense $18 of bank service in June of 2015, but the Company wrongly record it in July of 2015.

The Company evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of these errors for the nine months ended September 30, 2015 consolidated financial statements and for the balance sheet ended December 31, 2014 were material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited consolidated financial statements for the nine months ended September 30, 2015 and the audited balance sheet ended December 31, 2014 to reflect the correction of the errors previously issued in the unaudited consolidated financial statements for this period, the correcting book entry as described below.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30,2015

	As originally	Amount of
	Presented	Restatement	As Restated

ASSETS
CURRENT ASSETS:
Cash	$20,757	$—	$20,757
Account receivable	180,000	(180,000)	—
TOTAL CURRENT ASSETS	200,757	(180,000)	20,757
TOTAL ASSETS	$200,757	$(180,000)	$20,757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	1,325	—	1,325
Tax payable	1,800	(1,800)	—
Due to related party	—	16,130	16,130
Accrued expenses and other current liabilities	18,000	(18,000)	—
TOTAL CURRENT LIABILITIES	21,125	(3,670)	17,455
TOTAL LIABILITIES	21,125	(3,670)	17,455

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 shares issued and outstanding September 30, 2015.	102,550	—	102,550
Additional paid in capital	324,339	71,420	395,759
Accumulated deficit	(247,257)	(247,750)	(495,007)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	179,632	(176,330)	3,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$200,757	$(180,000)	$20,757

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

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE THREE MONTHS ENDED SEPTEMBER 30,2015

	As originally	Amount of
	Presented	Restatement	As Restated

Revenue	$30,000	$(30,000)	$—

Operating expenses
General and administrative expenses	81,611	(79,248)	2,363
Total operating expenses	81,611	(79,248)	2,363

Income (Loss) before Income Tax Provision	(51,611)	49,248	(2,363)

Income Tax Provision	1,800	(1,800)	—

Net Income(Loss)	$(53,411)	$(51,048)	$(2,363)

Net loss per share - Basic and Diluted	$(0.00)	$—	$(0.00)
		—
Weighted average shares outstanding, Basic and diluted	72,550,000	—	109,143,407

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE NINE MONTHS ENDED SEPTEMBER 30,2015

	As originally	Amount of
	Presented	Restatement	As Restated

Revenue	$90,000	$(90,000)	$—

Operating expenses
General and administrative expenses	95,015	69,550	164,565
Total operating expenses	95,015	69,550	164,565

Income (Loss) before Income Tax Provision	(5,015)	(159,550)	(164,565)

Income Tax Provision	1,800	(1,800)	—

Net Income(Loss)	$(6,815)	$(157,750)	$(164,565)

Net loss per share - Basic and Diluted	$0.00	$—	$(0.00)
		—
Weighted average shares outstanding, Basic and diluted	72,550,000	—	84,792,647

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE THREE MONTHS ENDED SEPTEMBER 30,2014

	As originally	Amount of
	Presented	Restatement	As Restated

Revenue	$50,000	$(30,000)	$20,000

Operating expenses
General and administrative expenses	76,500	—	76,500
Total operating expenses	76,500	—	76,500

Income (Loss) before Income Tax Provision	(26,500)	(30,000)	(56,500)

Income Tax Provision	—	—	—

Net Income(Loss)	$(26,500)	$(30,000)	$(56,500)

Net loss per share - Basic and Diluted	$(0.00)	$—	$(0.00)
		—
Weighted average shares outstanding, Basic and diluted	22,891,500	—	16,320,833

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE NINE MONTHS ENDED SEPTEMBER 30,2014

	As originally	Amount of
	Presented	Restatement	As Restated

Revenue	$50,000	$(30,000)	$20,000

Operating expenses
General and administrative expenses	80,400	—	80,400
Total operating expenses	80,400	—	80,400

Income (Loss) before Income Tax Provision	(30,400)	(30,000)	(60,400)

Income Tax Provision	—	—	—

Net Income(Loss)	$(30,400)	$(30,000)	$(60,400)

Net loss per share - Basic and Diluted	$(0.00)	$—	$(0.00)
		—
Weighted average shares outstanding, Basic and diluted	17,361,500	—	17,518,750

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE NINE MONTHS ENDED SEPTEMBER 30,2015

	As originally	Amount of
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net loss	$(6,815)	$(157,750)	$(164,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	60,000	90,000	150,000
Changes in operating assets and liabilities:		—
Account Receivable	(70,000)	90,000	20,000
Account Payable	530	—	530
Tax payable	1,800	(1,800)	—
Accrued expenses and other current liabilities	7000	(18,000)	(11,000)
NET CASH USED IN OPERATING ACTIVITIES	(7,485)	2,450	(5,035)

FINANCING ACTIVITIES:
Capital contribution	18,580	(18,580)	—
Due to related party	—	16,130	16,130
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,580	(2,450)	16,130

NET CHANGE IN CASH	11,095	—	11,095

Cash, beginning of period	9,662	—	9,662

Cash, end of period	$20,757	$—	$20,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$70	$—	$70
Cash paid for income tax	—	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$60,000	$90,000	$150,000

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE NINE MONTHS ENDED SEPTEMBER 30,2014

	As originally	Amount of
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net loss	$(30,400)	$(30,000)	$(60,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	75,000	—	75,000
Changes in operating assets and liabilities:		—
Account Receivable	(50,000)	30,000	(20,000)
Account Payable	(625)	—	(625)
Accrued expenses and other current liabilities	1,500	—	1,500
NET CASH USED IN OPERATING ACTIVITIES	(4,525)	—	(4,525)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,000	—	5,000
Capital contribution	9,526	—	9,526
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,526	—	14,526

NET CHANGE IN CASH	10,001	—	10,001

Cash, beginning of period	—	—	—

Cash, end of period	$10,001	$—	$10,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$—	$—	$—
Cash paid for income tax	—	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$75,000	$—	$75,000

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

The three and nine months Ended September 30, 2015Compared to the three and nine months Ended September 30, 2014

During the three and nine months ended September 30, 2015, the Company did not generate any revenue. During the three and nine months ended September 30, 2014, the Company generate revenue of $20,000. The decrease is primarily due to that the Company began to engage in security service through its subsidiary named PMSM established on August 13, 2014 and the business was closed during the year of 2015.

During the three and nine months ended September 30, 2015, we incurred total operating expenses of $2,363 and $164,565 compared to $76,500 and $80,400 incurred during the three and nine months ended September 30, 2014. The increase during the nine months was primarily a result of the increased general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2015, the Company had cash of $20,757 and total assets of $20,757.

The Company had a working capital of $3,302 at September 30, 2015 compared with $17,867 at December 31, 2014.

Working Capital (Restated)

	September 30, 2015 $	December 31, 2014 $
Current Assets	20,757	29,662
Current Liabilities	17,455	11,795
Working Capital (Deficit)	3,302	17,867

Cash Flows (Restated)

	The nine months ended September 30, 2015 $	The nine months ended September 30, 2014 $
Cash Flows from (used in) Operating Activities	(5,035)	(4,525)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	16,130	14,526
Net Increase (decrease) in Cash During Period	11,095	10,001

Cash flow from (used in) Operating Activities

During the nine months ended September 30, 2015, the Company used $5,035 of cash in operating activities, as compared to the $4,525 during the nine months ended September 30, 2014. The decrease $510 is mainly due to the decrease $104,165 in net profit and partly offset by the increase $150,000 of share based compensation and $45,325 in changes of other operating assets and liabilities.

Cash flow from Investing Activities

During the nine months ended September 30, 2015 and 2014, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the nine months ended September 30, 2015, the Company received $16,130 from its shareholder. During the nine months ended September 30, 2014, the Company received $9,526 from capital contribution and $5,000 from the common shares issued.

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

25