Form 10-K
period 2015-12-31
Malaysia Pro-Guardians Security Management Corp
filed 2017-06-16
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑ No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant (72,550,000 shares of common stock), as of June 30, 2015, was approximately $512,750, computed by reference to the prior share issuance for cash of $0.005 per share.

As of June 16, 2017, there were 102,550,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

This Form 10-K amends and restates the comparable financial statements for the year ended December 31, 2014 as originally filed with SEC on April 15, 2015. The Form 10-K restates the comparable financial statements of 2014 in Company’s consolidated financial statements in Item 15 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7).

As more fully described in Note 1 to the consolidated financial statements, management determined that previously issued audited consolidated financial statements for the year ended December 31, 2014 contained an error that the sales failed to meet the conditions of revenue recognition. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the year ended December 31, 2014 consolidated financial statements was material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our audited consolidated financial statements for the year ended December 31, 2014 to reflect the correction of the previously identified error in the audited consolidated financial statements for this period.

This Form 10-K only amends and restates Item 15 and certain provisions of Item 7 as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I

ITEM 1.  BUSINESS

Corporate History

We were incorporated in the State of Nevada on September 17, 2010 under the name Alliance Petroleum Corporation. On January 14, 2013, we changed the name to Malaysia Pro-Guardians Security Management Corporation. The Company engaged in securities management services upon formation of Proguard Management Services Malaysia SDN. BHD ("PMSM").

Current Business Plan

The Company’s officers and directors have determined that the Company lacks the resources to properly develop the Company’s Previous business model, therefore, the Company’s officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity: “to enhance the distribution to creditors” and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, is to seek other business opportunities and negotiate a business arrangement or combination with a larger entity which will bring greater value to our shareholders. As of the date hereof, we have not identified any potential merger or acquisition candidates.

The Company’s officers and directors believe that a potential merger or acquisition target will be a business which seeks the benefits of our shareholder base or status as a reporting issuer. The Company’s sole officer and director will not restrict its search to any specific industry or geographical location. The Company’s officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky due to general economic conditions, rapid changes in the business environment, and shortages of available capital. The Company’s officers and directors believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act, but this is by no means certain.

It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The Company’s President and CEO has agreed to provide the necessary funds, with zero interest, for the Company to comply with the 1934 Act reporting requirements. Our sole officer and director have not, as of the date hereof, set a maximum dollar amount that he is willing to provide to the Company.

It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, the Company’s officers and directors will pay these charges with their personal funds, as loans to the Company or as capital contributions. However, if loans, the only opportunity which the sole officer and director have for repayment of these loans will be from a prospective merger or acquisition candidate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not have any patents, trademarks, licenses, or franchises. We are currently using the office space located 136-20 38th #3G, Flushing, NY 11354, which is provided by our shareholder Mr. Chin Yung Kong free of charge.

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

The range of high and low bid quotations by quarter from January 1, 2015 through December 31, 2015 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2015 to December 31, 2015	0.37	0.05
July 1, 2015 to September 30, 2015	0.23	0.23
April 1, 2015 to June 30, 2015	0.24	0.19
January 1, 2015 to March 31, 2015	0.24	0.19

Record Holders

As at June 16, 2017, an aggregate of 102,550,000 shares of our common stock were issued and outstanding.

Recent Sales of Unregistered Securities

In October 2010, we issued 10,000,000 shares of common stock to our director.  Mr. Ijaz purchased such 10,000,000 shares at a purchase price of $0.001 per share, for an aggregate purchase price of $50,000 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

After the sale of 10,000,000 shares to Mr. Ijaz, the Company, in October 2010, sold an aggregate of 4,550,000 shares of common stock to 9 individual purchasers, for an aggregate purchase price of $115,383 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

On June 12, 2015, the Company issued 30,000,000 shares of its common stock to an employee in exchange for services valued at $0.005 per share. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

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

On August 13, 2014, we completed the process of establishing a wholly owned subsidiary company, Proguard Management Services Malaysia SDN. BHD., in Malaysia (“PMSM”). PMSM’s scope of business is: (1) security consultation (2) copyright consultation, copyright and trademarks investigation and enforcement and trademarks consultation. By establishing this subsidiary in Malaysia, we plan to engage in the business of providing security consultation, copyright consultation, copyright and trademarks investigation and enforcement and trademarks consultation services in Malaysia.

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

The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the year ended December 31, 2015, we generated revenue of $0, representing a decrease of $20,000 compared to the year ended December 31, 2014. The decrease is primarily due to that the Company began to engage in security service through its subsidiary named PMSM established on August 13, 2014 and the business was closed during the year of 2015.

For the year ended December 31, 2015, we incurred total operating expenses of $169,296, representing a decrease of $15,138 compared to the year ended December 31, 2014. The decrease was primarily a result of the decreased consulting fee $95,000, the decreased professional fee $17,600 and the increased officer salary $75,000 share based compensation, the increased general and administrative expenses $17,287 and financial expense $175.

The weighted average number of shares outstanding were 89,234,932 and 29,606,164 for the year ended December 31, 2015 and 2014.

Liquidity and Capital Resources

At December 31, 2015, the Company had cash of $881 and total assets of $881.

The Company had a negative working capital of $1,429 at December 31, 2015.

Working Capital

	December 31, 2015 $	December 31, 2014 $
Current Assets	881	29,662
Current Liabilities	2,310	11,795
Working Capital(Deficit)	(1,429)	17,867

Cash Flows

	The year ended December 31, 2015 $	The year ended December 31, 2014 $
Cash Flows from (used in) Operating Activities	(9,286)	(98,264)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	505	107,926
Net Increase (decrease) in Cash During year	(8,781)	9,662

Cash flow from Operating Activities

During the year ended December 31, 2015, the Company used $9,286 of cash for operating activities, as compared to the $98,264 during the year ended December 31, 2014. The significant increase of cash flow is mainly due to the increase $75,000 of Share based compensation, the increase $18,840 of the changes in operating assets and liabilities and partly offset by decrease $4,862 of net income.

Cash flow from Investing Activities

During the period ended December 31, 2015 and 2014, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the year ended December 31, 2015, the Company received net $505 from its shareholder. During the year ended December 31, 2014, the Company received a capital contribution of $12,926 from the sole shareholder and $95,000 from investors for proceeds from the issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuance of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuance of securities, and debt issuance. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuance of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 25, 2014, the board of directors of the Company dismissed the engagement of M&K CPAS, PLLC (“M&K”) as the Company's principal accountant. M&K’s report on the Company’s financial statements for the years ended December 31, 2013 and December 31, 2012 stated that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. Except for the foregoing, M&K’s report on the financial statements of the Company as of and for the years ended December 31, 2013 and December 31, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles.

There were no disagreements between the Company and M&K, for the two most recent fiscal years and any subsequent interim period through July 25, 2014 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of M&K, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

(b) On July 25, 2014, the Company engaged Li and Company, PC (“Li”) as its principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted with the entity of Li regarding the application of accounting principles to a specific transaction, Either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Li provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted the entity of Li on any matter that was the subject of a disagreement or a reportable event.

(c) On April 1, 2015, concurrent with the dismissal of Li, the Company, upon the board of directors’ approval, engaged McCormack, Su & Company Inc. (“McCormack, Su & Co.”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended December 31, 2012 and 2013, and any subsequent period through the date hereof prior to the engagement of McCormack, Su & Co., neither the Company, nor someone on its behalf, has consulted McCormack, Su & Co. regarding:(i) Either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or(ii)Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

(d) On April 8, 2016, concurrent with the dismissal of McCormack, Su & Co., the Company, upon the board of directors’ approval, engaged Anton & Chia LLP. (“Anton & Chia”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended December 31, 2014 and 2015, and any subsequent period through the date hereof prior to the engagement of Anton & Chia, neither the Company, nor someone on its behalf, has consulted Anton & Chia. regarding:(i)Either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or(ii) Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

(e) On June 7, 2017, concurrent with the dismissal of Anton & Chia, the Company, upon the board of directors’ approval, engaged Zhang Hongling CPA, P.C. as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended December 31, 2015 and 2016, and any subsequent period through the date hereof prior to the engagement of Zhang Hongling CPA, P.C. neither the Company, nor someone on its behalf, has consulted Zhang Hongling CPA, P.C. regarding:(i)Either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or(ii)Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees with our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Hua Fung Chin	37	CEO, CFO, Treasurer, Secretary and Director	March 9, 2015

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statutes.  Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

Hua Fung Chin, age 37, served as general manager of Malaysia Pro-Guardians Security Management Corporation since 2014. From 2008 to 2013 he served as general manager of QMIS finance group and from 2000 to 2007 he served as designer for Draftsman in Singapore. Hua Fung Chin received his bachelor degree of Multimedia on 2010.

Identification of Significant Employees

We have one executive employees, other than Hua Fung Chin, our CEO and director.

Family Relationship

We currently do not have any officers and directors of our Company who are related to each other.

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

Compliance with Section 16(a) of the Exchange Act

Hua Fung Chin, our CEO, CFO and director, has not filed the beneficial ownership filings required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2015:

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hua Fung Chin
President, CEO, CFO, Secretary, Treasurer and Director after March 8, 2015	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bing Bing Wang
Executive Officer	2015	150,000		150,000					150,000

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer holds exercisable or unexercisable options, as of the year ended December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
5% and More Stockholder
Chua Chuan Ann 6B Jalan P15H, Preseint 15, 62050 Putrajaya W.P, Malaysia.	Common	35,000,000	34.13%
Bing Bing Wang Mingyong Blding, NO.60 Xian Road, Dalian, 116021, China	Common	32,210,000	31.41%
Chin Yung Kong Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022	Common	10,000,000	9.75%
Lin Shih-Hui #6 2ND FL, Lane 51 Fangxing st, JiaYi city, Taiwan,	Common	9,500,000	9.26%
CEDE & Co. PO Box 222, Bowling Green STAT, New York, NY 10274	Common	7,135,000	6.96%
5% and More Stockholder as a Group(5 Persons)	Common	93,845,000	91.51%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 102,550,000 issued and outstanding shares of common stock as of December 31, 2015

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Chin Yung Kong paid net $505 for the expenses on behalf of the Company for the year ended December 31, 2015.

Mr. Chin Yung Kong contributed capital of $12,926 for the Company’s expenses and working capital for the year ended December 31, 2014.

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

According to the NASDAQ definition, Hua Feng Chin is not an independent director because he is also an executive officer of the Company during the year of 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$9,500	$5,000
Audit-related fees	$—	$—
Total	$9,500	$5,000

PART IV

ITEM 15. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Malaysia Pro-Guardians Security Management Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company)

(Formerly Alliance Petroleum Corporation)

We have audited the accompanying balance sheets of Malaysia Pro-Guardians Security Management Corporation as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malaysia Pro-Guardians Security Management Corporation as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the 2014 consolidated financial statements have been restated to correct a misstatement.

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

/s/ Zhang HonglingCPA, P.C.

Flushing, New York

June 16, 2017

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014 (Restated)

ASSETS
CURRENT ASSETS:
Cash	$881	$9,662
Account receivable	—	20,000
TOTAL CURRENT ASSETS	881	29,662
TOTAL ASSETS	$881	$29,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	1,805	795
Due to related party	505	—
Accrued expenses and other current liabilities	—	11,000
TOTAL CURRENT LIABILITIES	2,310	11,795
TOTAL LIABILITIES	2,310	11,795

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 and 72,550,000 shares issued and outstanding December 31, 2015 and December 31, 2014, respectively	102,550	72,550
Additional paid in capital	395,759	275,759
Accumulated deficit	(499,738)	(330,442)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,429)	17,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$881	$29,662

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	The year ended December 31,
	2015	2014 (Restated)

Revenue	$—	$20,000

Operating expenses
Professional fees	—	17,600
General and administrative expenses	169,296	166,834
Total operating expenses	169,296	184,434

Loss before Income Tax Provision	(169,296)	(164,434)

Income Tax Provision	—	—

Net Loss	$(169,296)	$(164,434)

Net loss per share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, Basic and diluted	89,234,932	29,606,164

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS'S EQUITY(DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated	TOTAL
	Shares	Amount	Capital	Deficit

Balance at December 31, 2013	14,550,000	$14,550	$150,833	$(166,008)	$(625)

Common stock issued for cash, $0.002 per Share	2,500,000	2,500	2,500	—	5,000
Common stock issued for services valued at $0.002 per share	37,500,000	37,500	37,500	—	75,000
Common stock issued for cash, $0.005 per Share	18,000,000	18,000	72,000	—	90,000
Capital contribution	—	—	12,926	—	12,926
Net loss	—	—	—	(164,434)	(164,434)

Balance at December 31, 2014 (Restated)	72,550,000	$72,550	$275,759	$(330,442)	$17,867

Common stock issued for services valued at $0.005 per share	30,000,000	30,000	120,000	—	150,000
Net Loss	—	—	—	(169,296)	(169,296)

Balance at December 31, 2015	102,550,000	$102,550	$395,759	$(499,738)	$(1,429)

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	The year ended December 31,
	2015	2014 (Restated)
OPERATING ACTIVITIES:
Net Loss	$(169,296)	$(164,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	150,000	75,000
Changes in operating assets and liabilities:
Account Receivable	20,000	(20,000)
Account Payable	1,010	170
Accrued expenses and other current liabilities	(11,000)	11,000
NET CASH USED IN OPERATING ACTIVITIES	(9,286)	(98,264)

FINANCING ACTIVITIES:
Capital contribution	—	12,926
Proceed from related party	505	—
Proceeds from sale of common stock	—	95,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	505	107,926

NET CHANGE IN CASH	(8,781)	9,662

Cash, beginning of period	9,662	—

Cash, end of period	$881	$9,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$175	$—
Cash paid for income tax	—	—

NON-CASH FINANCING ACTIVITIES:
Common shares issued for services	$150,000	$75,000

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Note 1 - Organization and Basis of presentation

Organization

Malaysia Pro-Guardians Security Management Corporation (the “Company”) was incorporated on September 17, 2010 under the laws of the State of Nevada, with former name Alliance Petroleum Corporation.

On October 23, 2012, Khurram Ijaz (“Seller”), who is the controlling shareholder of the Company, sold 10,000,000 shares of common stock of the Company to Chin Yung Kong (“Purchaser”) for an aggregated price of $ 50,000.00.

On January 14, 2013, Alliance changed its name to Malaysia Pro-Guardians Security Management Corporation.

On August 13, 2014, the Company formed Proguard Management Services Malaysia SDN. BHD ("PMSM"), a wholly-owned subsidiary under the laws of Malaysia. PMSM planned to engage in the security management service but failed to develop.

On March 8, 2015, Chin Yung Kong resigned as chief financial officer of the Company. On March 9, 2015, the Company’s board of directors appointed Hua Fung Chin as chief executive officer and chief financial officer.

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has elected a fiscal year ending on December 31.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the review of the Form 10-K for the Company for the year ended December 31, 2014, previously issued audited consolidated financial statements issued for the year ended December 31, 2014 contained an error that the sales failed to meet the conditions of revenue recognition. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the year ended December 31, 2014 consolidated financial statements was material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our audited consolidated financial statements for the year ended December 31, 2014 to reflect the correction of the previously identified error in the audited consolidated financial statements for this period.

The Company restated the audited consolidated balance sheet as of December 31, 2014, and the audited consolidated statements of operations and consolidated cash flows for the year ended December 31, 2014 to reflect the correction as described in Note 8. There was an impact to our sales and account receivable as a result of these errors,

Note 2 - Significant and Critical Accounting Policies and Practices

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting year ended December 31, 2015 or 2014.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 6, 2014, the Company issued 18,000,000 shares of its common stock in a private placement to two investors at a purchase price of $0.005 per share or $90,000 in cash. The Company received $90,000 in escrow account and paid the consulting fee of $90,000 thereafter. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

On June 12, 2015, the Company issued 30,000,000 shares of its common stock to an employee in exchange for services valued at $0.005 per share. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

Additional paid-in capital - sole director and officer

During the reporting period ended December 31, 2013, Mr. Chin Yung Kong, the Company’s sole director and officer before March 8, 2015, paid $15,000 for the Company’s audit and legal fees, which was booked as additional paid-in capital.

During the reporting period ended December 31, 2014, Mr. Chin Yung Kong, the Company’s sole director and officer before March 8, 2015, paid $7,926 for the Company’s audit, legal fees and general and administrative expenses, which was booked as additional paid-in capital.

During the reporting year ended December 31, 2014, Mr. Chin Yung Kong, the Company’s sole director and officer before March 8, 2015, contributed $5,000 for the Company’s working capital and $1 for formation of subsidiary, which was booked as additional paid-in capital.

Note 5 – Related Party Transactions (Restated)

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Significant stockholder. Chairman, CEO, and director before March 8, 2015

Due to related party

Mr. Chin Yung Kong paid net $505 and nil instead of the Company for the expense during the year of 2015 and 2014.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Income tax

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.

At December 31, 2015 and 2014, deferred tax assets consisted of the following:

	December 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carry forwards	$169,911	$112,350
Less: valuation allowance	(169,911)	(112,350)

Net deferred tax asset	$—	$—

At December 31, 2015, the Company had an unused net operating loss carry-forward $499,738 that is available to offset future taxable income.

During the years ended December 31, 2015 and 2014, the effective tax rate of the Company is reconciled to the U.S. federal statutory rate, as follows:

	2016	2015
U.S. federal statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective tax rate	—	—

Note 7 – Change of Management

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

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

Note 9 – Restatement of Previously Issued audited Consolidated Financial Statements

In connection with the Form 10-K for the Company for the year ended December 31, 2014, previously issued audited consolidated financial statements for the year ended December 31, 2014 contained an error that the sales failed to meet the conditions of revenue recognition. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the year ended December 31, 2014 consolidated financial statements was material. On May 2, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our audited consolidated financial statements for the year ended December 31, 2014 to reflect the correction of the error in the previously issued audited consolidated financial statements for this period.

During the year of 2014, we recognized $90,000 in sales and account receivable that failed to meet the revenue recognition conditions. The Company wrote off the sales and account receivables and restated the consolidated balance sheet as of December 31, 2014, and the consolidated statements of operations and consolidated cash flows for the year ended December 31, 2014 to reflect the correction as described below.

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014

	As Originally	Amount of	As Restated
	Presented	Restatement

ASSETS
CURRENT ASSETS:
Cash	$9,662	$—	$9,662
Account receivable	110,000	(90,000)	20,000
TOTAL CURRENT ASSETS	119,662	(90,000)	29,662
TOTAL ASSETS	$119,662	$(90,000)	$29,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	795	—	795
Accrued expenses and other current liabilities	11,000	—	11,000
TOTAL CURRENT LIABILITIES	11,795	—	11,795
TOTAL LIABILITIES	11,795	—	11,795

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 72,550,000 shares issued and outstanding December 31, 2014.	72,550	—	72,550
Additional paid in capital	275,759	—	275,759
Accumulated deficit	(240,442)	(90,000)	(330,442)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	107,867	(90,000)	17,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$119,662	$(90,000)	$29,662

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THE YEAR ENDED DECEMBER 31,2014

	As Originally	Amount of	As Restated
	Presented	Restatement

Revenue	$110,000	$(90,000)	$20,000

Operating expenses
Professional fees	17,600	—	17,600
Consulting fees	95,000	—	95,000
Salary and compensation - officer	70,000	—	70,000
General and administrative expenses	1,834	—	1,834
Total operating expenses	184,434	—	184,434

Loss before Income Tax Provision	(74,434)	(90,000)	(164,434)

Income Tax Provision	—	—	—

Net Loss	$(74,434)	$(90,000)	$(164,434)

Net loss per share - Basic and Diluted	$0.00	$—	$0.00

Weighted average shares outstanding, Basic and diluted	29,447,100	—	29,606,164

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE YEAR ENDED DECEMBER 31,2014

	As Originally	Amount of	As Restated
	Presented	Restatement

OPERATING ACTIVITIES:
Net loss	$(74,434)	$(90,000)	$(164,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	75,000	—	75,000
Changes in operating assets and liabilities:		—
Account Receivable	(110,000)	90,000	(20,000)
Account Payable	170	—	170
Accrued expenses and other current liabilities	11,000	—	11,000
NET CASH USED IN OPERATING ACTIVITIES	(98,264)	—	(98,264)

FINANCING ACTIVITIES:
Capital contribution	12,926	—	12,926
Proceeds from sale of common stock	95,000	—	95,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,926	—	107,926

NET CHANGE IN CASH	9,662	—	9,662

Cash, beginning of period	—	—	—

Cash, end of period	$9,662	$—	$9,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	—	—	—
Cash paid for income tax	—	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	75,000	—	75,000

See accompanying notes to the consolidated financial statements

