Form 10-Q
period 2016-06-30
Malaysia Pro-Guardians Security Management Corp
filed 2017-06-16
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2016

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the period ended June 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Malaysia Pro-Guardians Security Management Corporation

Table of Contents to Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2016 and December 31,2015	5

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	7

Notes to the Consolidated Financial Statements	8

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016 (Unaudited)	2015 (Audited)

ASSETS
Current assets
Cash	$—	$881
Account receivable	—	881
Total current assets	—	881

TOTAL ASSETS	$—	$881

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraw	160	—
Accounts payable	2,405	1,805
Due to related party	186	505
Total current liabilities	2,751	2,310

TOTAL LIABILITIES	2,751	2,310

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 and 102,550,000 shares issued and outstanding on June 30, 2016 and December 31, 2015, respectively	102,550	102,550
Additional paid in capital	395,759	395,759
Accumulated Deficit	(501,060)	(499,738)

TOTAL STOCKHOLDERS' DEFICIT	(2,751)	(1,429)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$881

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended June 30,		The six months ended June 30,
	2016	2015	2016	2015

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	389	150,086	1,322	162,202
Total operating expenses	389	150,086	1,322	162,202

LOSS BEFORE PROVISION FOR INCOME TAX	(389)	(150,086)	(1,322)	(162,202)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(389)	$(150,086)	$(1,322)	$(162,202)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding, Basic and diluted	102,550,000	78,883,333	102,550,000	75,716,667

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The six months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(1,322)	$(162,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	150,000
Changes in operating assets and liabilities:
Bank overdraw	160	—
Accounts Payable	600	185
Accrued expenses and other current liabilities	—	—
NET CASH USED IN OPERATING ACTIVITIES	(562)	(12,017)

FINANCING ACTIVITIES:
Due to related party	(319)	25,130
NET CASH PROVIDED BY FINANCING ACTIVITIES	(319)	25,130

NET CHANGE IN CASH	(881)	13,113

Cash, beginning of period	881	9,662

Cash, end of period	$—	$22,775

SUPPLEMENTAL DISCLOSURES:
Interest paid	$70	$70
Income tax paid	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$—	$150,000

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2016

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended June 30, 2016 or 2015.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company returned $319 to Mr. Chin Yung Kong during the six months ended June 30, 2016.

Mr. Chin Yung Kong paid $17,350 on behalf of the Company for the expense and deposit $20,000 in the Company’s bank during the six months ended June 30, 2015.

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

The three and six Months Ended June 30, 2016Compared to the three and six Months Ended June 30, 2015

During the three and six months ended June 30, 2016 and 2015, the Company did not generate any revenue.

During the three and six months ended June 30, 2016, we incurred total operating expenses of $389 and $1,322 compared to $150,086 and $162,202 incurred during the three and six months ended June 30, 2015. The decrease was primarily a result of the decreased general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2016, the Company had cash of $0 and total assets of $0.

The Company had a working capital of negative $2751 at June 30, 2016 compared with negative $1,429 at December 31, 2015.

Working Capital(Restated)

	June 30, 2016 $	December 31, 2015 $
Current Assets	—	881
Current Liabilities	2,751	2,310
Working Capital (Deficit)	(2,751)	(1,429)

Cash Flows (Restated)

	The six months ended June 30, 2016 $	The six months ended June 30, 2015 $
Cash Flows from (used in) Operating Activities	(562)	(12,017)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	(319)	25,130
Net Increase (decrease) in Cash During Period	(881)	(13,113)

Cash flow from (used in) Operating Activities

During the six months ended June 30, 2016, the Company used $562 of cash in operating activities, as compared to the $12,017 during the six months ended June 30, 2015. The significant increase of cash flow is mainly due to the increase $160,880 in net profit and increase $575 in changes of assets and liabilities and partly offset by the decrease $150,000 of share based compensation .

Cash flow from Investing Activities

During the six months ended June 30, 2016 and 2015, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2016, the Company returned $319 to its shareholder. During the six months ended June 30, 2015, the Company received $25,130 from its shareholder.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of June 30, 2016, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of June 30, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

