Form 10-K
period 2016-12-31
Malaysia Pro-Guardians Security Management Corp
filed 2017-06-16
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑ No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant (102,550,000 shares of common stock), as of June 30, 2016, was approximately $512,750, computed by reference to the prior share issuance for cash of $0.005 per share.

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

Government regulations

As a registered corporation, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

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

The range of high and low bid quotations by quarter from January 1, 2016 through December 31, 2016 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2016 to December 31, 2016	0.03	0.02
July 1, 2016 to September 30, 2016	0.02	0.02
April 1, 2016 to June 30, 2016	0.02	0.02
January 1, 2016 to March 31, 2016	0.05	0.02

Record Holders

As at April 30, 2017, an aggregate of 102,550,000 shares of our common stock were issued and outstanding.

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

On November 6, 2014, the Company issued 1,800,000 shares of its common stock in a private placement to two investors at a purchase price of $0.005 per share or $90,000 in cash. For the issuance and sale of the stock, the company relied upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

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

During the year of 2014, we got $20,000 sales from our security consultation business. However, beginning from 2015,our sole client ended the cooperation with us and we have not sought new client to develop our business. The Company’s officers and directors have determined that the Company lacks the resources to properly develop the Company’s Previous business model, therefore, the Company’s officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity: “to enhance the distribution to creditors” and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company.

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

The Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

For the year ended December 31, 2016 and 2015, we generated no revenue.

For the year ended December 31, 2016, we incurred total operating expenses of $3,722, representing a decrease of $169,296 compared to the year ended December 31, 2015. The decrease was primarily a result of the decreased officer salary $150,000 share based compensation, the decreased general and administrative expenses $15,574.

The weighted average number of shares outstanding were 102,550,000 and 89,152,000 for the year ended December 31, 2016 and 2015.

Liquidity and Capital Resources

At December 31, 2016, the Company had cash of $0 and total assets of $0.

The Company had a negative working capital of $5,151 and $1,429 at December 31, 2016 and 2015.

Working Capital

	December 31, 2016 $	December 31, 2015 $
Current Assets	—	881
Current Liabilities	5,151	2,310
Working Capital(Deficit)	(5,151)	(1,429)

Cash Flows

	The year ended December 31, 2016 $	The year ended December 31, 2015 $
Cash Flows from (used in) Operating Activities	(562)	(9,286)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	(319)	505
Net Increase (decrease) in Cash During year	(881)	(8,781)

Cash flow from Operating Activities

During the year ended December 31, 2016, the Company used $562 of cash for operating activities, as compared to the $9,286 during the year ended December 31, 2015. The increase of cash flow is mainly due to the increase $165,574 of the net income and partly offset by the decrease $150,000 of Share based compensation and decrease $6,850 of the changes in operating assets and liabilities.

Cash flow from Investing Activities

During the period ended December 31, 2016 and 2015, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the year ended December 31, 2016, the Company returned $319 to its shareholder.

During the year ended December 31, 2015, the Company received $505 proceeds from its shareholder.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 25, 2014, the board of directors of the Company dismissed the engagement of M&K CPAS, PLLC (“M&K”) as the Company's principal accountant.M&K’s report on the Company’s financial statements for the years ended December 31, 2013 and December 31, 2012 stated that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. Except for the foregoing, M&K’s report on the financial statements of the Company as of and for the years ended December 31, 2013 and December 31, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles.

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

(b) On July 25, 2014, the Company engaged Li and Company, PC (“Li”) as its principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted with the entity of Li regarding the application of accounting principles to a specific transaction, Either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Li provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted the entity of Li on any matter that was the subject of a disagreement or a reportable event.

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

(d) On April 8, 2016, concurrent with the dismissal of McCormack, Su & Co., the Company, upon the board of directors’approval, engaged Anton & Chia LLP. (“Anton & Chia”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended December 31, 2014 and 2015, and any subsequent period through the date hereof prior to the engagement of Anton & Chia, neither the Company, nor someone on its behalf, has consulted Anton & Chia. regarding:(i)Either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or(ii) Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

(e) On May 1, 2017, concurrent with the dismissal of Anton & Chia, the Company, upon the board of directors’approval, engaged BF Borgers CPA PC as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended December 31, 2015 and 2016, and any subsequent period through the date hereof prior to the engagement of BF Borgers CPA PC neither the Company, nor someone on its behalf, has consulted BF Borgers CPA PC regarding:(i)Either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or(ii)Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2016, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of December 31, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees with our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Hua Fung Chin	38	CEO, CFO, Treasurer, Secretary and Director	March 9, 2015

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

Background and Business Experience

Hua Fung Chin, age 38, served as general manager of Malaysia Pro-Guardians Security Management Corporation since 2014. From 2008 to 2013 he served as general manager of QMIS finance group and from 2000 to 2007 he served as designer for Draftsman in Singapore. Hua Fung Chin received his bachelor degree of Multimedia on 2010.

Identification of Significant Employees

We have one executive employee, other than Hua Fung Chin, our officer and director.

Family Relationship

We currently have one officer of our Company who is related to Hua Fung Chin.

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

Compliance with Section 16(a) of the Exchange Act

Hua Fung Chin, our CEO, CFO and director, has not filed the beneficial ownership filings required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2016:

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hua Fung Chin
President, CEO, CFO, Secretary, Treasurer and Director after March 8, 2015	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2016.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
5% and More Stockholder
Chua Chuan Ann 6B Jalan P15H, Preseint 15, 62050 Putrajaya W.P, Malaysia.	Common	35,000,000	34.13%
Bing Bing Wang Mingyong Blding, NO.60 Xian Road, Dalian, 116021, China.	Common	32,210,000	31.41%
Chin Yung Kong Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022	Common	10,000,000	9.75%
Lin Shih-Hui #6 2ND FL, Lane 51 Fangxing st, JiaYi city, Taiwan.	Common	9,500,000	9.26%
CEDE & Co. PO Box 222 Bowling Green STAT, New York, NY 10274	Common	7,135,000	6.96%
5% and More Stockholder as a Group(5 Persons)	Common	93,845,000	91.51%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 102,550,000 issued and outstanding shares of common stock as of December 31, 2016

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company returned $319 to its shareholder Mr. Chin Yung Kong for the year ended December 31, 2016.

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

According to the NASDAQ definition, Hua Feng Chin is not an independent director because he is also an executive officer of the Company during the year of 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$9,500	$9,500
Audit-related fees	$—	$—
Total	$9,500	$9,500

PART IV

ITEM 15.   EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on February 8, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Malaysia Pro-Guardians Security Management Corporation (An Exploration Stage Company)

(Formerly Alliance Petroleum Corporation)

We have audited the accompanying balance sheets of Malaysia Pro-Guardians Security Management Corporation as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malaysia Pro-Guardians Security Management Corporation as of December 31, 2016 and 2015 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Zhang Hongling CPA, P.C.

Flushing, NY

June 16, 2017

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$—	$881
TOTAL CURRENT ASSETS	—	881
TOTAL ASSETS	$—	$881

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraw	160	—
Accounts Payable	4,805	1,805
Due to related party	186	505
TOTAL CURRENT LIABILITIES	5,151	2,310
TOTAL LIABILITIES	5,151	2,310

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 and 102,550,000 shares issued and outstanding December 31, 2016 and December 31, 2015, respectively	102,550	102,550
Additional paid in capital	395,759	395,759
Accumulated deficit	(503,460)	(499,738)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,151)	(1,429)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$881

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	The year ended December 31,
	2016	2015

Revenue	$—	$—

Operating expenses
General and administrative expenses	3,722	169,296
Total operating expenses	3,722	169,296

Loss before Income Tax Provision	(3,722)	(169,296)

Income Tax Provision	—	—

Net Loss	$(3,722)	$(169,296)

Net loss per share - Basic and Diluted	$(0.00)	$0.00

Weighted average shares outstanding, Basic and diluted	102,550,000	89,234,932

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS'S EQUITY(DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL

Balance at December 31, 2013	14,550,000	14,550	150,833	(166,008)	$(625)

Common stock issued for cash, $0.002 per Share	2,500,000	2,500	2,500	—	5,000
Common stock issued for services valued at $0.002 per share	37,500,000	37,500	37,500	—	75,000
Common stock issued for cash, $0.005 per Share	18,000,000	18,000	72,000	—	90,000
Capital contribution	—	—	12,926	—	12,926
Net loss	—	—	—	(164,434)	(164,434)

Balance at December 31, 2014(Restated)	72,550,000	72,550	275,759	(330,442)	$17,867

Common stock issued for services valued at $0.005 per share	30,000,000	30,000	120,000	—	150,000
Net Loss	—	—	—	(169,296)	(169,296)

Balance at December 31, 2015	102,550,000	$102,550	$395,759	$(499,738)	$(1,429)

Net Loss	—	—	—	(3,722)	(3,722)

Balance at December 31, 2016	102,550,000	$102,550	$395,759	$(503,460)	$(5,151)

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	The year ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net profit (loss)	$(3,722)	$(169,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	150,000
Changes in operating assets and liabilities:
Account Receivable	—	20,000
Bank overdraw	160	—
Account Payable	3,000	1,010
Accrued expenses and other current liabilities	—	(11,000)
NET CASH USED IN OPERATING ACTIVITIES	(562)	(9,286)

FINANCING ACTIVITIES:
Proceed from related party	(319)	505
NET CASH PROVIDED BY FINANCING ACTIVITIES	(319)	505

NET CHANGE IN CASH	(881)	(8,781)

Cash, beginning of period	881	9,662
Cash, end of period	$—	$881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$70	$175
Cash paid for income tax	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$—	$150,000

See accompanying notes to the consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Note 1 - Organization and Basis of presentation

Organization

Malaysia Pro-Guardians Security Management Corporation (the “Company”) was incorporated on September 17, 2010 under the laws of the State of Nevada,with former name Alliance Petroleum Corporation.

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting year ended December 31, 2016 or 2015.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company returned $319 to its shareholder Mr. Chin Yung Kong during the year of 2016. Mr. Chin Yung Kong paid net $505 on behalf of the Company for the expense during the year of 2015.

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

At December 31, 2016 and 2015, deferred tax assets consisted of the following:

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry forwards	$171,176	$169,911
Less: valuation allowance	(171,176)	(169,911)

Net deferred tax asset	$—	$—

At December 31, 2016, the Company had an unused net operating loss carry-forward $503,460 that is available to offset future taxable income.

During the years ended December 31, 2016 and 2015, the effective tax rate of the Company is reconciled to the U.S. federal statutory rate, as follows:

	2016	2015
U.S. federal statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective tax rate	—	—

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

