Form 10-Q
period 2017-03-31
Malaysia Pro-Guardians Security Management Corp
filed 2017-06-16
CIK 1510949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2017

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

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three months’ period ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Malaysia Pro-Guardians Security Management Corporation

Table of Contents to Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2017 and December 31,2016	5

Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	7

Notes to the Consolidated Financial Statements	8

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017 (Unaudited)	2016 (Audited)

ASSETS
Current assets
Cash	$—	$—
Account receivable	—	—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	160	160
Accounts payable	5,105	4,805
Due to related party	186	186
Total current liabilities	5,451	5,151

TOTAL LIABILITIES	5,451	5,151

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 350,000,000 shares authorized, 102,550,000 and 102,550,000 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	102,550	102,550
Additional paid in capital	395,759	395,759
Accumulated Deficit	(503,760)	(503,460)

TOTAL STOCKHOLDERS' DEFICIT	(5,451)	(5,151)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended March 31,
	2017	2016

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	300	933
Total operating expenses	300	933

LOSS BEFORE PROVISION FOR INCOME TAX	(300)	(933)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(300)	(933)

Net loss per share:
Net loss per share, Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	102,550,000	102,550,000

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	The three months ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(300)	$(933)
Changes in operating assets and liabilities:
Bank overdraw	—	71
Accounts Payable	300	300
NET CASH USED IN OPERATING ACTIVITIES	—	(562)

FINANCING ACTIVITIES:
Due to related party	—	(319)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	(319)

NET CHANGE IN CASH	—	(881)

Cash, beginning of period	—	881

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$35
Income tax paid	—	—

NON-CASH TRANSACTIONS
Common shares issued for services	$—	$—

See accompanying notes to the unaudited consolidated financial statements

MALAYSIA PRO-GUARDIANS SECURITY MANAGEMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2017

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

There were no contingent shares issuance arrangement, stock options or warrants which could have potentially dilutive effect for the reporting period ended March 31, 2017 or 2016.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None transactions between related parties happened during the three months ended March 31,2017.

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

The three Months Ended March 31, 2017Compared to the three Months Ended March 31, 2016

During the three months ended March 31, 2017 and 2016, the Company did not generate any revenue.

During the three months ended March 31, 2017, we incurred total operating expenses of $300 compared to $933 incurred during the three months ended March 31, 2016. The decrease was primarily a result of the decreased general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2017, the Company had cash of $0 and total assets of $0.

The Company had a working capital of negative $5,451 at March 31, 2017 compared with negative $5,151 at December 31, 2016.

Working Capital

	March 31, 2017 $	December 31, 2016 $
Current Assets	—	—
Current Liabilities	5,451	5,151
Working Capital (Deficit)	(5,451)	(5,151)

Cash Flows

	The three months ended March 31, 2017 $	The three months ended March 31, 2016 $
Cash Flows from (used in) Operating Activities	—	(562)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	—	(319)
Net Increase (decrease) in Cash During Period	—	(881)

Cash flow from (used in) Operating Activities

During the three months ended March 31, 2017, the Company used $0 of cash in operating activities, as compared to the $562 during the three months ended March 31, 2016. The increase of cash flow is mainly due to the increase $633 in net profit and partly offset by the decrease $71 in Changes in assets and liabilities.

Cash flow from Investing Activities

During the three months ended March 31, 2017 and 2016, the Company did not have cash from any investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2017, the Company did not have cash from any financing activities. During the three months ended March 31, 2016, the Company returned $319 to its shareholder.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of March 31, 2017, our internal control over financial reporting is not effective based on these criteria.

We have identified the following material weaknesses:

1. As of March 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

